Form 10-Q
period 1999-09-30
INTERTRUST TECHNOLOGIES CORP
filed 1999-12-09
CIK 1089717

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   Form 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                       Commission File Number 000-27287


                      INTERTRUST TECHNOLOGIES CORPORATION

            (Exact name of registrant as specified in its charter)


             Delaware                                 52-1672106
     (State of incorporation)             (IRS Employer Identification No.)


            4750 Patrick Henry Blvd., Santa Clara, California 95054 (Address of principal executive offices, including ZIP code)

                                (408) 855-0100
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes    X    No ___, and (2)  has
                                                  -------
been subject to such filing requirements for the past 90 days.  Yes _____
No    X  .
   ------

     The number of shares outstanding of the Registrant's Common Stock as of November 30, 1999 was 39,368,675.

================================================================================

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                                                              Page No.
                                                                                                              --------
Part I.   Financial Information

          Item 1.   Consolidated Balance Sheet as of September 30, 1999 and
                    December 31, 1998.......................................................................       1

                    Consolidated Statements of Operations for the Three and Nine Months
                    Ended September 30, 1999 and 1998.......................................................       2

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1999 and 1998.......................................................       3

                    Notes to Consolidated Financial Statements..............................................       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................................       7

Item 3.   Qualitative and Quantitative Disclosures about Market Risk........................................      20

Part II.  Other Information.................................................................................      21

          Item 1.   Legal Proceedings.......................................................................      21

          Item 2.   Changes in Securities and Use of Proceeds...............................................      21

          Item 3.   Defaults Upon Senior Securities.........................................................      22

          Item 4.   Submission of Matters to a Vote of Security Holders.....................................      22

          Item 5.   Other Information.......................................................................      22

          Item 6.   Exhibits and Reports on Form 8-K........................................................      22

Signature...................................................................................................      24

Exhibit Index...............................................................................................      25

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 September 30,       December 31,
                                                                                      1999               1998
                                                                               ------------------  -----------------
                                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...............................................        $ 23,999           $  5,575
     Accounts receivable.....................................................             545              1,545
     Other current assets....................................................             806                132
                                                                                     --------           --------
       Total current assets..................................................          25,350              7,252
Property and equipment, net..................................................           2,423                938
Other assets.................................................................             186                 90
                                                                                     --------           --------
                                                                                     $ 27,959           $  8,280
                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable..........................................................        $  2,318           $    549
   Accrued compensation......................................................             881                560
   Other accrued liabilities.................................................           1,351                610
   Deferred revenue..........................................................             900                594
                                                                                     --------           --------
       Total current liabilities.............................................           5,450              2,313
Deferred revenue--long-term portion..........................................           8,140              7,981
Commitments:
Stockholders' equity (deficit):
   Convertible preferred stock...............................................              14                 10
   Common stock..............................................................              18                 15
   Additional paid-in capital................................................          84,406             43,697
   Deferred stock compensation...............................................          (4,919)                 -
   Notes receivable from stockholders........................................            (216)              (276)
   Accumulated deficit.......................................................         (64,934)           (45,460)
                                                                                     --------           --------
     Total stockholders' equity (deficit)....................................          14,369             (2,014)
                                                                                     --------           --------
                                                                                     $ 27,959           $  8,280
                                                                                     ========           ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                   Three Months                  Nine Months
                                                                       Ended                        Ended
                                                                   September 30,                 September 30,
                                                                  ---------------               ---------------
                                                                 1999         1998            1999            1998
                                                                 ----         ----            ----            ----
                                                                    (unaudited)                    (unaudited)
Revenues:
  Licenses...............................................     $   187       $    --        $    496       $     --
  Software support and training..........................         176            25             353             75
                                                              -------       -------        --------       --------
     Total revenues......................................         363            25             849             75
Cost of revenues:
  Licenses...............................................          24            --              66             --
  Software support and training..........................         126            50             334            134
  Services...............................................          90            --              90             --
                                                              -------       -------        --------       --------
     Total cost of revenues..............................         240            50             490            134
                                                              -------       -------        --------       --------
Gross profit (loss)......................................         123           (25)            359            (59)
Operating costs and expenses:
  Research and development...............................       4,587         3,299          11,675          9,657
  Sales and marketing....................................       1,732           956           4,181          2,858
  General and administrative.............................       1,521           683           3,638          1,758
  Amortization of deferred stock
  compensation...........................................         625            --             820             --
                                                              -------       -------        --------       --------
     Total operating costs and expenses..................       8,465         4,938          20,314         14,273
                                                              -------       -------        --------       --------
Loss from operations.....................................      (8,342)       (4,963)        (19,955)       (14,332)
Interest income (expense), net...........................         279            (2)            481            (11)
                                                              -------       -------        --------       --------
Net loss.................................................     $(8,063)      $(4,965)       $(19,474)      $(14,343)
                                                              =======       =======        ========       ========
Basic and diluted net loss per share.....................     $ (0.47)      $ (0.35)       $  (1.22)      $  (1.04)
                                                              =======       =======        ========       ========
Shares used in computing basic and diluted net
  loss per share.........................................      17,206        14,002          15,940         13,852
                                                              =======       =======        ========       ========
Pro forma basic and diluted net loss per share...........     $ (0.26)                     $  (0.69)
                                                              =======                      ========
Shares used in computing pro forma basic and
  diluted net loss per share.............................      30,673                        28,097
                                                              =======                      ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                --------------  --------------
                                                                                         (unaudited)
Operating activities
Net loss........................................................................     $(19,474)       $(14,343)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................          395             324
    Amortization of deferred stock compensation and other stock related
     compensation charges.......................................................          920              87
    Issuance of preferred stock for accrued interest............................           --              37
    Changes in operating assets and liabilities:
       Accounts receivable......................................................        1,000              --
       Other current assets.....................................................         (674)            (31)
       Accounts payable.........................................................        1,769             (34)
       Accrued compensation.....................................................          321             134
       Other accrued liabilities................................................          741             339
       Deferred revenue.........................................................          465           4,275
                                                                                     --------        --------
Net cash used in operating activities...........................................      (14,537)         (9,212)
Investing activities
Capital expenditures............................................................       (1,880)         (  313)
Other noncurrent assets.........................................................          (96)            (60)
                                                                                     --------        --------
Net cash used in investing activities...........................................       (1,976)         (  373)
Financing activities
Proceeds from issuance of convertible promissory notes..........................        1,000           3,030
Proceeds from issuance of preferred stock, net..................................       30,411           7,497
Proceeds from issuance of common stock, net.....................................        3,526             274
                                                                                     --------        --------
Net cash provided by financing activities.......................................       34,937          10,801
                                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents............................       18,424           1,216
Cash and cash equivalents at beginning of period................................        5,575           1,884
                                                                                     --------        --------
Cash and cash equivalents at end of period......................................     $ 23,999        $  3,100
                                                                                     ========        ========
Supplemental schedule of noncash financing activities:
Conversion of convertible promissory notes and accrued interest into............     $  1,039        $  3,067
 convertible preferred stock....................................................     ========        ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by InterTrust and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in InterTrust's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 26, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per share, as presented in the statements of operations for the periods prior to InterTrust's initial public offering, has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -------------------------------      ---------------------------
                                                                 1999               1998              1999           1998
                                                             -------------      ------------      -----------     -----------
                                                                            (in thousands, except share data)
Net loss                                                     $     (8,063)      $    (4,965)      $  (19,474)     $  (14,343)
                                                             ============       ===========       ==========      ==========

Basic and diluted:
  Weighted-average shares of common stock outstanding              17,506            14,921           16,241          14,033
  Less weighted-average shares subject to repurchase                 (300)             (289)            (301)           (181)
                                                             ------------       -----------       ----------      ----------
  Weighted-average shares used in computing basic and
   diluted net loss per common share                               17,206            14,002           15,940          13,852
                                                             ------------       -----------       ----------      ----------
   Basic and diluted net loss per common share               $      (0.47)      $     (0.35)      $    (1.22)     $    (1.04)
                                                             ============       ===========       ==========      ==========

Pro forma:
   Shares used above                                               17,206                             15,940
   Pro forma adjustment to reflect weighted-average
   effect of the assumed conversion of convertible
   preferred stock                                                 13,467                             12,157
                                                             ------------                         ----------
   Shares used in computing pro forma basic and diluted
    net loss per share                                             30,673                             28,097
                                                             ------------                         ----------
Pro forma basic and diluted net loss per share               $      (0.26)                        $    (0.69)
                                                             ============                         ==========

     If InterTrust had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share as well as the treasury stock impact of shares issuable under outstanding options and warrants not included above. Weighted average options and warrants outstanding to purchase approximately 6,870,000 and 8,821,000 shares of common stock outstanding for the three months ended September 30, 1999 and 1998, respectively, and approximately 7,563,000 and 8,471,000 shares for the nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 27%, 16% and 16% of total revenues in the third quarter of 1999. In the third quarter of 1998, one customer accounted for 100% of total revenues. In the first nine months of 1999, three customers accounted for 34%, 20% and 15% of total revenues and, in the comparable period of 1998, one customer represented 100% of total revenues. International revenues accounted for 66% of total revenues for the first nine months of 1999 and none of the revenues for the comparable period of 1998.

2.   INITIAL PUBLIC OFFERING AND DEFERRED COMPENSATION

Initial Public Offering

     In October 1999, InterTrust sold 7,475,000 shares of common stock in an underwritten public offering for net proceeds of approximately $123,432,000, after offering expenses. Simultaneously with the closing of the public offering, all 13,885,443 shares of InterTrust's preferred stock were converted to common stock on a one for one basis. Additionally, a warrant to purchase 311,016 shares of Class B common stock was terminated upon completion of the offering.

Deferred Compensation

     During the nine months ended September 30, 1999, InterTrust recorded deferred compensation of $5,739,000, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. InterTrust subsequently recorded an additional $2,565,000 of deferred compensation related to options granted to employees in October 1999.

     Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $625,000 and $820,000 of related compensation expense during the three and nine months ended September 30, 1999. The amortization of deferred compensation will approximate $978,000 for the fourth quarter of 1999, $3,482,000 for 2000,$1,804,000 for 2001, $915,000 for 2002 and $305,000 for
2003.

3.   SHAREHOLDER APPROVALS

Amended and Restated Certificate of Incorporation and Bylaws

     In September 1999, the stockholders approved an amended and restated certificate of incorporation that (i) sets the authorized number of shares of common stock to 120,000,000 and undesignated preferred stock to 10,000,000, (ii) deletes provisions specifying the rights, preferences and privileges of InterTrust's preferred stock, and (iii) provides that stockholder action may not be taken by written consent. The shareholders also approved amended and restated bylaws that (i) require the approval of 20% of the stockholders to call a special meeting and (ii) provide for the indemnification of officers and directors. The amended and restated certificate of incorporation and bylaws were effective upon the closing of InterTrust's initial public offering.

1999 Equity Incentive Plan

     In September 1999, the shareholders approved the adoption of InterTrust's 1999 Equity Incentive Plan (the "1999 Plan"). A total of 1,900,000 shares of common stock have been reserved for issuance to eligible participants under the 1999 Plan plus, commencing on January 1, 2000, annual increases equal to the lesser of 1,500,000 shares or 4% of the outstanding common shares on such date. The types of awards that may be made under the 1999 Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options may not be less than 100% of the fair market value of InterTrust's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of InterTrust, an option or award under the 1999 Plan will become fully vested and exercisable if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under the 1999 Plan.

1999 Employee Stock Purchase Plan

     In September 1999, the stockholders approved the adoption of InterTrust's 1999 employee stock purchase plan (the "1999 Purchase Plan"). A total of 350,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to the lesser of 350,000 shares or 2% of the outstanding common shares on such date. The 1999 Purchase Plan permits eligible employees to acquire shares of InterTrust's common stock through periodic payroll deductions of up to 15% of base cash compensation. No more than 600 shares may be purchased by each employee on any purchase date (April 30 and October 31 of each year). Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of InterTrust's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period will commence on the effectiveness of the initial public offering and will end on April 30, 2000.

1999 Non-Employee Directors Option Plan

     In September 1999, the shareholders approved the adoption of InterTrust's Non-Employee Directors Option Plan (the "1999 Directors Plan"). A total of 350,000 shares of common stock have been reserved for issuance to non-employee members of the board of directors. Commencing January 1, 2000, the number of shares reserved per issuance will be increased automatically to restore the total number of shares available under this plan to 350,000 shares.

4.   SUBSEQUENT EVENT

     In October 1999, we purchased audio decoding and rendering technology and related assets and received a license to video technology from a third party, in exchange for 85,000 shares of our common stock and $100,000 in cash. The purchase price, which will be capitalized as an intangible asset, was valued at approximately $1.3 million. We will amortize the value of the technology acquired over its estimated useful life of approximately four years.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. InterTrust's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Registration Statement. All forward-looking statements in this document are based on information available to InterTrust as of the date hereof and InterTrust assumes no obligation to update any such forward-looking statements.

Overview

     We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. We shipped the general availability version of our Commerce software at the end of December 1998, and some of our partners are conducting or are about to conduct pilot programs using this software.

     We license our DRM platform to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive all of our revenues from initial license fees and associated software support and training services. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Our license agreements relating to uses of our technology within enterprises for privately managing proprietary data may require a per-user fee. Within the next several years, we anticipate that our revenues will be derived primarily from transaction fees and, to a significantly lesser extent, from initial license fees and software support and training services fees. However, we do not expect to receive any transaction fees in 1999. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

     We are targeting relationships that will establish our DRM platform in several large markets, including entertainment, business information, and publishing. To date, a significant part of our licensing efforts has been focused on adoption of our technology by the music industry as we believe it will be an early implementer of DRM technology. We believe that, if our general purpose platform is adopted in the music market, we will be positioned to have our platform adopted in additional entertainment markets, including games, audio books, video, and other markets, including business information and publications.

     We have three basic types of license agreements: commerce service licenses, business licenses, and applications licenses. These agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our software, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread deployment of our software, through September 30, 1999, we have on two occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. In the future, we may enter into other equity payment arrangements.

     Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified upgrade and do not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At September 30, 1999, we had approximately $9.0 million of deferred license revenue that will be recognized in future periods.

     During the nine months ended September 30, 1999, we received two license fees in the form of minority equity positions in non-public entities in exchange for technology licenses. We received approximately 1.7 million shares of common stock from one licensee and 882,000 shares of common stock from the second licensee, which we believe represents approximately 10% and 15% of the outstanding shares of the licensees as of date of the license agreements. Because the entities are recently formed, privately-held companies and we were unable to obtain sufficient evidence of the fair value of the common stock of the entities, we did not record revenue or deferred revenue from the license fees. We are obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. We are not obligated to provide any funding to the licensees for the development of the licensees' software.

     For contracts entered into before 1998, we recognize revenue as the amounts are earned under the related agreements, provided no significant obligations exist and the related receivable is determined to be collectible, consistent with Statement of Position 91-1, Software Revenue Recognition.

     Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of September 30, 1999. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any transaction fees from commercial transactions or services, or sales of products.

     Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided, generally two years. Some of our partners were utilizing pre-commercial versions of our product in the development of their own solutions and, as a result, were utilizing our software support and training services before the shipment of the general availability version of our software.

     Through the end of 1998, we were in the development stage and had a limited number of licensees. Mitsubishi, a stockholder, accounted for 34% of total revenues in the nine months ended September 30, 1999. Reciprocal accounted for 20% of total revenues in the nine months ended September 30, 1999, and 100% of total revenues in the nine months ended September 30, 1998. Computacenter accounted for 15% of total revenues in the nine months ended September 30, 1999. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

     In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our business model is new and unproven and has not succeeded in generating sufficient revenue to sustain or grow our business. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. We anticipate that our operating expenses will increase in future quarters. We expect to incur additional losses for at least the next several years. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, we have limited and delayed insight on consumer trends and sales, which makes prediction of our future revenues difficult.

Results of Operations

Revenues

     Total revenues increased from approximately $363,000 in the three months ended September 30, 1999 from approximately $25,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, total revenues increased to approximately $849,000 from approximately $75,000 in the comparable period of 1998.

     No license revenue was recognized in the nine months ended September 30, 1998, as the general availability release of our Commerce software was not delivered to our partners until December 1998. License revenues were approximately $187,000 and $496,000 for the three and nine month periods ended September 30, 1999, and represent the amortization of deferred license fees. License fees accounted for 52% of total revenues in the three months ended September 30, 1999 and 58% of total revenues in the nine months ended September 30, 1999.

     Revenue from software support and training increased to $176,000 in the three months ended September 30, 1999 from approximately $25,000 in the three months ended September 30, 1998. Software support and training revenue increased to approximately $353,000 for the nine months ended September 30, 1999 from approximately $75,000 for the comparable period in 1998. This increase was due to support and training fees from additional partner licensing agreements. Software support and training services accounted for 100% of total revenues in the three and nine month periods ended September 30, 1998 and 48% and 42% for the three and nine month periods ended September 30, 1999.

Cost of Revenues

     Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products and related documentation. No costs were incurred for licenses during the nine months ended September 30, 1998, as we did not deliver the general availability release of our Commerce software to our partners until December 1998. Cost of license revenue was approximately $24,000 during the three months ended

September 30, 1999 and approximately $66,000 in the nine months ended September 30, 1999. Cost of license revenue is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

     Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both onsite at our facilities as well as offsite at partner locations. Cost of software support and training revenue increased to approximately $126,000 for the three months ended September 30, 1999 from approximately $50,000 for the three months ended September 30, 1999. In the first nine months of 1999, the cost of software support and training was approximately $334,000 as compared to approximately $134,000 in the comparable period for 1998. The increase in cost of software support and training represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

     Cost of services consists primarily of the cost to lease secure third party web site facilities and the related support equipment in order to provide our partners with a facility to conduct pilot programs. These services were provided for beginning in the third quarter of 1999.

Research and Development

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $4.6 million for the three months ended September 30, 1999 and approximately $3.3 million for the three months ended September 30, 1998. In the first nine months of 1999, research and development spending was approximately $11.7 million as compared to approximately $9.7 million in the comparable period of 1998. These increases were primarily attributable to increases in personnel costs and consultant services associated with both product research and development. We believe that continued investment in research and development is critical to attaining our strategic product objective and we expect these expenses to increase significantly in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to approximately $1.7 million for the three months ended September 30, 1999 from $956,000 for the three months ended September 30, 1998. In the first nine months of 1999, sales and marketing expenses were $4.2 million as compared to $2.9 million in the comparable period of 1998. The increases in sales and marketing expenses were due primarily to growth in our sales and marketing organizations, including related salaries, public relations and other promotional costs, and travel costs. We expect sales and marketing expenses to increase in absolute dollars due to planned growth of our sales and partner development organizations, including the establishment of additional offices in domestic and international locales, and aggressive implementation of advertising and promotional programs.

General and Administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $1.5 million for the three months ended September 30, 1999 from approximately $683,000 for the three months ended September 30, 1998. General and administrative expenses were approximately $3.6 million and $1.8 million for the nine months ended September 30, 1999 and 1998. These increases were primarily attributed to increases in our legal and business development personnel and outside legal costs. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional operating systems necessary to support our growth.

Deferred Stock Compensation

     During the nine months ended September 30, 1999, InterTrust recorded deferred compensation of $5,739,000, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. InterTrust subsequently recorded an additional $2,565,000 of deferred compensation related to options granted to employees in October 1999.

     Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $625,000 of related compensation expense during the three months ended September 30, 1999 and $820,000 for the nine months ended September 30, 1999. The amortization of deferred compensation will approximate $978,000 for the fourth quarter of 1999, $3,482,000 for 2000,$1,804,000 for 2001, $915,000
for 2002 and $305,000 for 2003.

Interest Income (Expense), Net

     Interest income (expense), net, consists primarily of interest earned on cash and cash equivalents offset by interest expense incurred on convertible promissory notes. We recognized approximately $279,000 of interest income in the three months ended September 30, 1999 and $481,000 in the nine months ended September 30, 1999. We recognized no interest income in the three-and-nine month periods ended September 30, 1998. The increase in interest income results primarily from increases in the amount of interest-bearing investments outstanding. We recorded $2,000 and $11,000 in interest expense in the three-and-nine month periods ended September 30, 1998, related to convertible promissory notes that were subsequently converted to preferred stock. We did not incur interest expense in the nine months ended September 30, 1999.

Liquidity and Capital Resources

     As of September 30, 1999, our principal sources of liquidity included approximately $24.0 million of cash and cash equivalents. In October 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $123 million, after offering expenses. Net cash used in operating activities totaled $14.6 million in the nine months ended September 30, 1999. The $14.6 million of cash used in 1999 is primarily attributable to the net loss of $19.4 million and offset slightly by a decrease in accounts receivable of $1.0 million, an increase in accounts payable and accrued liabilities of $2.8 million, and approximately $820,000 in non-cash charges for deferred compensation. Net cash used in investing activities for the nine months ended September 30, 1999 primarily reflects an investment of approximately $1.9 million in capital equipment. Net cash provided by financing activities totaled $34.9 million in the nine months ended September 30, 1999. The proceeds from financing activities were generated from the issuance of preferred stock totaling $30.4 million, the issuance of $1.0 million of convertible promissory note, and approximately $3.5 million from stock option and warrant exercises.

     We believe that our current cash and cash equivalents combined with the net proceeds from our initial public offering will be sufficient to meet our working capital needs for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. From then on, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures or anticipated requirements or take advantage of future opportunities.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with these year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     Our software and associated tools were designed to be year 2000 compliant. Our year 2000 plan currently in progress will determine whether or not our products, internal systems, computer hardware and software, and the products of our critical vendors and suppliers are year 2000 compliant. Our assessment plan consists of:

     . quality assurance testing of our internally developed proprietary software;

     . contacting third-party vendors and licensors of material hardware, software, and services that are directly or indirectly related to the delivery of our DRM platform to our partners;

     .    contacting vendors of the third-party systems;

     .    assessing repair or replacement requirements;

     .    implementing repair or replacement; and

     .    creating contingency plans if there are year 2000 failures.

     Based on product evaluations and quality assurance testing, we believe that our products are year 2000 compliant. We have contacted our third-party vendors that supply our core technology infrastructure and obtained statements from them regarding their compliance with the year 2000 issue. We have also conducted an inventory of our information technology hardware and software systems and anticipate that any year 2000 non-compliant hardware or software will be replaced before January 2000.

Costs

     To date, we have spent an immaterial amount on year 2000 compliance issues but expect to incur an additional $35,000 to $50,000 of expense in connection with identifying, evaluating, and addressing year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and year 2000 compliance matters generally. These expenses, if higher than anticipated, could significantly harm our business and operating results.

Risks

     We are not currently aware of any year 2000 compliance problems relating to our systems that would significantly harm our business and operating results, without taking into account our efforts to avoid or fix these problems. We might discover year 2000 compliance problems in our systems that will require significant upgrading or replacement. In addition, third-party software, hardware, or services incorporated into our material systems might need to be fixed or replaced, all of which could be time-consuming and expensive. The failure on our part to fix or replace our proprietary software or third-party software, hardware, or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers, and other business interruptions, any of which could significantly harm our business and operating results. Moreover, our failure to address year 2000 compliance adequately could result in claims of mismanagement, misrepresentation, or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, governmental agencies, utility companies, Internet access companies, third-party service providers, and others outside of our control might not be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systemic failure beyond our control, for example, a prolonged Internet, telecommunications, or electrical failure. We believe the primary business risks, in the event of these failures, would include:

     .    loss of telecommunication tools to support our partners;

     .    lost transaction revenues;

     .    increased operating costs; and

     .    claims of mismanagement, misrepresentation or breach of contract.

Contingency Plan

     We have developed our year 2000 contingency plans. The results of our year 2000 testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of our contingency plans.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

Risk Related to Our Business

Our business model is new and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

     Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The success of our business depends upon our ability to generate transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions. However, our licensees have not yet used our technology in the commercial distribution of their products and we have not earned any transaction fees under this business model. If our technology is commercially released, the volume of products and services distributed using our technology may be too small to support or grow our business. While some companies have licensed our technology, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If we are unable to generate revenues from transaction fees, our current revenues, consisting of initial license fees and support fees, will be insufficient to sustain our business.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

     Our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of securities analysts or investors, causing the market price of our common stock to decline.

     Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

     . a quarterly decline in the overall demand for digital goods and services;

     .    a quarterly decline in the demand for our Commerce software product;

     . our failure to quickly reduce costs in the event of unanticipated declines in revenues in a given period;

     .    delays in the timing of licensing our Commerce software and services;

     .    the nature and types of our licensing arrangements;

     . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization; and

     .    customer budget cycles and changes in these budget cycles.

We have a history of losses, and we expect our operating expenses and losses to increase significantly.

       Our failure to increase our revenues significantly would seriously harm our business. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $8.0 million in 1996, $11.7 million in 1997, $19.7 million in 1998, and $19.5 million for the nine months ending September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $64.9 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the next several years.

If third parties do not deploy our technology and create a market for digital commerce, our business will be harmed.

       Relationships with leading content, technology, and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent our licensees fail, in whole or in part, to:

     .    deploy our technology;

     . develop an infrastructure for the sale and delivery of digital goods and services;

     . generate transaction fees from the sale of digital content and services;

     .    develop and deploy new applications; and

     . promote brand preference for InterTrust products and services and the MetaTrust Utility.

We need to significantly increase the number of companies that license our technology to sustain and grow our business.

       We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. To date, only 13 companies have licensed our software for commercial use. Our ability to attract new licensees will depend on a variety of factors, including the following:

     . the performance, reliability and security of our products and services;

     . the scalability of our products and services--the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;

     .    the cost-effectiveness of our products and services; and

     .    our ability to market our products and services effectively

       Our ability to attract new licensees will also depend on the performance of our initial licensees and the overall success of the MetaTrust Utility. Many potential licensees may resist working with us until our, and our licensees', applications and services have been successfully introduced into the market and have achieved market acceptance. We may not be able to attract a critical mass of licensees that will develop products and establish clearinghouses and other commerce services, and our licensees may not achieve the widespread deployment of users we believe is necessary for us to become successful.

     In addition, we may not be able to establish relationships with important potential customers if we have already established relationships with their competitors. Therefore, it is important that we are perceived as a neutral and trusted technology and service provider. In addition, we require that products and services operating within the MetaTrust Utility comply with specifications administered by us. Potential licensees may be unwilling to be subject to the control of these specifications.

The long and complex process of licensing our Commerce software could delay the deployment of our technology and harm our business.

       Licensing our Commerce software is a long and complex process. If initial license fees are delayed or reduced as a result of this process, our future revenue and operating results could be impaired. Before committing to license our product, our licensees must generally consider a wide range of issues including product benefits, installation and infrastructure requirements, ability to work with existing computer systems, ability to support a large user base, functionality, security, and reliability. The process of entering into a licensing agreement with a company typically involves lengthy negotiations. As a result of our long sales cycle, which in the past has generally ranged from six months to 18 months, it is difficult for us to predict the quarter in which a particular prospect might sign a license agreement.

Because our technology must be integrated into the products and services of our licensees, there will be significant delay between our licensing the software and our licensees' commercial deployment of their products and services, which will delay our receipt of transaction fee revenue.

       Our success depends upon the deployment of our technology by a potential licensee in the use and sale of digital content. Our licensees undertake a lengthy process of integrating our technology into their existing systems or a new system. Until a licensee deploys our technology, we do not receive transaction fees from that licensee.

       We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys applications based on our Commerce software will be lengthy and will vary, which makes it difficult for us to predict when revenue will be recognized.

Our Commerce software has only recently been used by our licensees in pilot programs, making evaluation of our business and prospects difficult.

       We began offering the general availability release of our Commerce software in December 1998, and released version 1.2 in May 1999. Our licensees' applications and services based on our Commerce software are in development or have only been released for evaluation in very limited pilot programs. Our licensees have not yet commercially deployed their applications or services. It is possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

Security breaches of our software and our licensees' software could result in decreased demand for our technology by our licensees or their customers or in litigation.

       The secure transmission and trusted management of proprietary or confidential information over the Internet are essential to establishing and maintaining confidence in our Commerce software and the software and services developed using our software. Without this confidence, potential or current licensees may not use our technology and their customers may not trust and use our licensees' products. Therefore, security concerns and security breaches of our and our licensees' software could harm our business and operating results. Advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the security technology, including cryptography technology, that we and our licensees use to protect customer digital content and transaction data. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies have low coverage limits that may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

Defects in our software and the software of our licensees could delay deployment of our technology and reduce our revenues.

       Defects or errors in current or future products could result in delayed or failed deployment of our technology, lost revenues, or a delay in or failure to achieve market acceptance, any of which could seriously harm our business and operating results. Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Because this is a system used for commerce, we believe the standards for reliability and performance may be very high.

       If our licensees' products and services contain errors or defects not discovered in the process of development and pilot programs, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of digital commerce resulting in serious harm to our business and operating results.

       The deployment and use of our products expose us to substantial risks of product liability claims because our products are expected to be used in sensitive and valuable digital commerce transactions and because we require our partners to comply with our specifications. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, it is possible that these limitations of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly to defend and could significantly harm our business and operating results.

If we are unable to continue obtaining third-party software and applications, we could be forced to change our product offering or find alternative suppliers, which could delay shipment of our product.

       We integrate third-party software with our software. We would be seriously harmed if the providers from which we license software ceased to deliver and support reliable products, enhance their current products, or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions, or could force us to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

Year 2000 issues could force us to incur significant costs or cause our customers to delay licensing of our products.

       If our systems do not operate properly with date calculations involving the year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business and operating results. We may also experience reduced sales of our software and services as current or potential customers reduce their budgets for enterprise software due to increased expenditures on their own year 2000 compliance efforts. To the extent our Commerce software is embedded with other companies' products that are not year 2000 compliant, our reputation in the marketplace and use of our technology by our partners could be harmed, both of which would harm our business and operating results.

The market for digital rights management will be subject to rapid technological change and new product introductions and enhancements that we may not be able to address. We need to develop and introduce new products, technologies, and services.

       The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, new releases of our Commerce software that offer features and functionality that we do not currently provide. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. In the past we have experienced delays in new product releases, and we may experience similar delays in the future.

Our markets are highly competitive and we may not be able to compete successfully against current or potential competitors, reducing our market share and revenue growth.

       Our markets are new, rapidly evolving, and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. We encounter current or potential competition from a number of sources, including:

     . providers of secure digital distribution technology like AT&T, IBM, Microsoft, Liquid Audio, Preview Systems, and Xerox;

     . providers of hardware-based content metering and copy protection systems, including Sony, Wave Systems, and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba; and

     . operating system manufacturers, including Microsoft or Sun Microsystems, that may develop or license digital rights management solutions for inclusion in their operating systems.

       Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing our products. For example, we expect that future releases of Microsoft's Windows operating system, which manages the programs on a computer, will include components addressing digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

       Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many if these companies have more extensive customer bases and broader partner relationships that they could leverage, including relationships with many of our current and potential partners. These companies also have significantly more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies.

       We and our licensees may be found to infringe proprietary rights of others, resulting in litigation, redesign expenses, or costly licenses.

       Digital rights management is an emerging field in which our competitors, may obtain patents or other proprietary rights that would prevent, or limit or interfere with, our, or our licensees', ability to make, use, or sell products. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We and our licensees could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

     . cease selling, incorporating, or using products or services that incorporate the infringed intellectual property;

     . obtain a license from the holder of the infringed intellectual property right; or

     .    redesign products or services to avoid infringement.

Our licensees' products and services may be subject to a claim of patent infringement independent of any infringement by our software.

       In the past, we have received notices alleging potential infringement by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data's attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having one of the elements required by the patent claims. We have not received any further correspondence from TAU Systems. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, however, we or our licensees could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies.

Protection of our intellectual property is limited and efforts to protect our intellectual property may be inadequate, time consuming, and expensive.

       Our success and ability to compete are substantially dependent on our proprietary technology and trademarks, which we attempt to protect through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property.

       Our patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. Any litigation surrounding our rights could force us to divert important financial and other resources away from our business operations. In addition, we license our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

To successfully license our product and grow our business, we must retain and attract key personnel; competition for these personnel is intense.

       Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. In addition, we recently hired our executive vice chairman and president and chief operating officer. If we lose one or more of these key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. In addition, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity.

Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

       Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 154 employees at September 30, 1999. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

Industry-Related Risks

Our revenues may not grow and our stock price may decline if digital music commerce over the Internet does not develop.

       We currently devote a significant portion of our time, resources, and attention pursuing partnerships and business within the music industry. As a result, if digital music commerce over the Internet does not develop, our business and operating results will be significantly harmed. A number of factors could delay or prevent the development of digital music commerce. These factors include:

     . music content providers' inability to attract significant music artists, record labels, and recordings to be distributed in their format;

     . lack of development and adoption of compression technology to facilitate digital delivery of music or related information like music videos; and

     . lack of development and adoption of consumer devices that are able to play downloaded digital music.

We may not receive sufficient revenues to be successful and our stock price will decline if use of the Internet for commercial distribution of digital content is not widely accepted.

       Acceptance and use of the Internet for commercial distribution of digital content may not continue to develop at recent rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium for digital commerce. Because our transaction fees are derived from digital commerce transactions, if digital commerce is not accepted for any reason, our revenues would not grow sufficiently and our business and operating results would be significantly harmed.

       We depend on the widespread acceptance of commerce in digital information over the Internet, through DVD, and other means. These methods for distribution of digital information may not be commercially accepted for a number of reasons, including:

     . failure to develop the necessary infrastructure for communication of digital information and for payment processing;

     . failure to develop or deploy enabling technologies, including compression or broadband technology necessary for distribution of particular digital content over the Internet;

     . reduced demand for paid digital content due to the widespread availability of free content online and the ability to use and distribute this content without restriction; and

     . insufficient speed, access, and server reliability, as well as lengthy download time for content.

If standards for digital rights management are not adopted, confusion among content providers, distributors, and consumers may depress the level of digital commerce, which would reduce our revenues.

       If standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed.

We may face increased governmental regulation and legal uncertainties that could increase our costs and provide a barrier to doing business.

       Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Although we have obtained approval to export our Commerce software, changes in export laws and regulations may impose restrictions that affect our ability to distribute products and services internationally, limiting our ability to gain revenue and grow our business.

       It is also possible that Congress or individual states could enact laws regulating or taxing Internet commerce. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Access fees, sales taxes or any other taxes or fees could increase the cost of transmitting data over the Internet and reduce the number or amount of transactions from which we get our transaction fees.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

       We develop products in the United States and license our products to partners in North America, Europe, and Asia. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets. Transaction revenues from our European and Asian partners will be primarily denominated in foreign currencies and translated generally on a monthly basis to United States dollars to determine the amount of fees due to us. As a result, we could be affected adversely by fluctuations in foreign currency exchange rates.

       Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 1998 and September 30, 1999, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by a large institution in the United States.

PART II.  OTHER INFORMATION

                      INTERTRUST TECHNOLOGIES CORPORATION

Item 1.   Legal Proceedings.

     None.


Item 2.   Changes in Securities and Use of Proceeds.

     (a)  Changes in Securities.

     During the quarter ended September 30, 1999 and prior to the closing of our initial public offering, we granted direct issuances or stock options to purchase 504,000 shares of our common stock at exercise prices ranging from $12.00 to $14.00 per share to employees, consultants, directors and other service providers under our 1995 stock plan.

     During the quarter ended September 30, 1999 and prior to the closing of our initial public offering, we granted direct issuances or stock options to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share to an employee outside of our 1995 stock plan.

     During the quarter ended September 30, 1999 and prior to the closing of our initial public offering we issued and sold an aggregate of 311,448 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $644,000 under direct issuances or exercises of options granted under our 1995 stock plan.

     During the quarter ended September 30, 1999 and prior to the closing of our initial public offering we issued and sold an aggregate of 216,000 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $77,000 under direct issuances or exercises of options granted under our 1992 stock plan.

     In July 1999, we issued and sold 1,309,700 shares of our series E preferred stock for an aggregate purchase price of approximately $15,716,000 to a group of investors under a stock purchase agreement and issued 83,333 shares of our series E preferred stock upon the conversion of a $1.0 million promissory note.

     On September 7, 1999, we issued a warrant to purchase 325,000 shares of our class A voting common stock with an exercise price of $14.00 per share to Allen & Company Inc. in connection with a financial consulting agreement.

     The sale of the above securities was determined to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (b)  Use of Proceeds.

     The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-84033), was October 26, 1999. The class of securities registered was Common

Stock. The managing underwriters for the offering were Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Salomon Smith Barney Inc. and SoundView Technology Group, Inc.

     The offering commenced on October 27, 1999 and terminated on November 1, 1999 after we had sold all of the 7,475,000 shares of common stock registered under the Registration Statement for an aggregate offering price of $134,550,000.

     We incurred expenses of approximately $11,118,500, of which $9,418,500 represented underwriting discounts and commissions and approximately $1,700,000 represented other expenses related to the offering. The net offering proceeds after total expenses was $123,431,500.

     We expect to use the net proceeds for general corporate purposes, including working capital. A portion of the net proceeds may also be used for the acquisition of businesses, products and technologies that are complementary to ours. We have no current agreements or commitments for acquisitions of complementary businesses, products or technologies. Pending these uses, the net proceeds have been invested in investment grade and interest-bearing securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     In the quarter ended September 30, 1999, the following matters were submitted to the security holders of the Company:

     In August 1999, we solicited the approval of our stockholders through a Written Consent of Stockholders to amend and restate our certificate of incorporation, amend and restate our bylaws, approve our form indemnification agreement, and approve the 1999 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and the 1999 Non-Employee Directors Option Plan. Stockholders holding 81% of the 31,449,319 shares outstanding at that time gave their consent.


Item 5.    Other Information.

       None.

Item 6.    Exhibits and Reports on Form 8-K.


(a)    Exhibits.


   Exhibit
    No.                                 Description
    ---                                 -----------
  3.1       Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1999 --
            incorporated herein by reference to Exhibit 3.2 to the
            Registrant's Registration Statement on Form S-1 (File No.
            333-84033).

  3.2 Amended and Restated Bylaws of the Registrant -- incorporated herein by reference to Exhibit 3.4 to the Registrant's
            Registration Statement on Form S-1 (File No. 333-84033).

  4.1       Reference is made to Exhibits 3.1 and 3.2.

  4.2*      Form of Registrant's Common Stock certificate.

  4.3*      Form of Registration Rights under select Convertible Promissory
            Notes.

  4.4*      Form of Registration Rights under select Class A Common Stock
            Purchase Agreements.

  4.5*      Form of Series A Preferred Stock Registration Rights.

  4.6*      Form of Series B, C, D and E Preferred Stock Registration Rights.

   Exhibit
     No.                                 Description
     ---                                 -----------
     4.7*      Form of Registration Rights found in a Class B Non-Voting Common
               Stock Warrant.

    10.1* Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

    10.2*      1999 Equity Incentive Plan and forms of agreements thereunder

    10.3*      1999 Employee Stock Purchase Plan.

    10.4*      1999 Non-Employee Directors Option Plan.

    10.5 Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999 --incorporated herein by reference to Exhibit
               10.11 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

    10.6+ Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated
               August 18, 1998 -- incorporated herein by reference to Exhibit
               10.12 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

    10.7+ Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999 -- incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No.
               333-84033).

    10.8+ Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7,
               1996 -- incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No.
               333-84033).

    10.9+ Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996 -- incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No.
               333-84033).

    10.10 Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated
               September 7, 1999 -- incorporated herein by reference to Exhibit
               10.16 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

    10.11      Amendment to Technology, Development, Marketing and License
               Agreement by and between the Registrant and National Westminster
               Bank dated August 18, 1998 -- incorporated herein by reference to
               Exhibit 10.17 to the Registrant's Registration Statement on Form
               S-1 (File No. 333-84033).

    10.12 Amendment to Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated
               April 13, 1999 -- incorporated herein by reference to Exhibit
               10.18 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

    27.1       Financial Data Schedule.

__________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).
+ Confidential treatment requested.


  (b)  Reports on Form 8-K.

       None.

                      INTERTRUST TECHNOLOGIES CORPORATION
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERTRUST TECHNOLOGIES CORPORATION

                              By:  /s/ Victor Shear
                                   ---------------------------------------------
                                   Victor Shear
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   (Principal Executive Officer)



Date:  December 9, 1999       By:  /s/ Erwin N. Lenowitz
                                   ---------------------------------------------
                                   Erwin N. Lenowitz
                                   Vice Chairman of the Board, Chief Financial
                                   Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                                   Description
  ---                                   -----------

 3.1 Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1999 -- incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 3.2 Amended and Restated Bylaws of the Registrant -- incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 4.1      Reference is made to Exhibits 3.1 and 3.2.

 4.2*     Form of Registrant's Common Stock certificate.

 4.3*     Form of Registration Rights under select Convertible Promissory Notes.

 4.4* Form of Registration Rights under select Class A Common Stock Purchase Agreements.

 4.5*     Form of Series A Preferred Stock Registration Rights.

 4.6*     Form of Series B, C, D and E Preferred Stock Registration Rights.

 4.7* Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.

10.1* Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10.2*     1999 Equity Incentive Plan and forms of agreements thereunder

10.3*     1999 Employee Stock Purchase Plan.

10.4*     1999 Non-Employee Directors Option Plan.

10.5 Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999 -- incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.6+ Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August 18, 1998 -- incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.7+ Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999 -- incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.8+ Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996 -- incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.9+ Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996 -- incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.10 Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September 7, 1999 -- incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.11 Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated August 18, 1998 -- incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.12 Amendment to Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999 -- incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

27.1      Financial Data Schedule.

__________
 * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 +  Confidential treatment requested.