Form 10-K
period 1999-12-31
INTERTRUST TECHNOLOGIES CORP
filed 2000-03-30
CIK 1089717

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from         to         .

                       Commission file number 000-27287

                               ----------------

                      INTERTRUST TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                            52-1672106
(State of incorporation)       (I.R.S. Employer Identification No.)

            4750 Patrick Henry Blvd., Santa Clara, California 95054 (Address of principal executive offices, including ZIP code)

                                (408) 855-0100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.001

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $5,114,830,620. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 29, 2000, 79,408,518 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portion's of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on June 1, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                   FORM 10-K

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

 Item                                                                  Page No.
 ----                                                                  --------
                                PART I

 1.  Business.......................................................       1
 2.  Properties.....................................................      27
 3.  Legal Proceedings..............................................      27
 4.  Submission of Matters to a Vote of Security Holders............      27

                               PART II

     Market for Registrant's Common Equity and Related Stockholder
 5.  Matters........................................................      28
 6.  Selected Consolidated Financial Data...........................      30
     Management's Discussion and Analysis of Financial Condition and
 7.  Results of Operations..........................................      31
 7A. Quantitative and Qualitative Disclosure About Market Risk......      39
 8.  Financial Statements and Supplementary Data....................      39
     Changes in and Disagreements with Accountants on Accounting and
 9.  Financial Disclosure...........................................      39

                               PART III

 10. Directors and Executive Officers of the Registrant.............      40
 11. Executive Compensation.........................................      40
     Security Ownership of Certain Beneficial Owners and
 12. Management.....................................................      40
 13. Related Party Transactions.....................................      40

                               PART IV

     Exhibits, Financial Statement Schedule, and Reports on Form 8-
 14. K..............................................................      41
     Signatures.....................................................      43

                                    PART I

ITEM 1. BUSINESS

   All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding our "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

   We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. We provide our DRM platform as software and tools to licensees, which we call partners. These partners intend to offer digital commerce services and applications that collectively will form a global commerce system, which we have branded as the MetaTrust Utility.

   DRM technologies protect and manage the rights and interests in digital information of artists, authors, producers, publishers, distributors, traders and brokers, enterprises, governments and other institutions, and consumers. The Internet and the music industry have dramatized the need for protection and management of digital information. The very characteristics that make the Internet ideal for distributing digital information also make it ideal for pirating. DRM is needed by any industry that distributes information that can be put into digital form.

   Our DRM platform provides a foundation for people and organizations to define rules for using digital information and building commercial models. Our technology is designed to protect digital information, apply rules persistently after information is distributed, and automate many of the commercial consequences of using the information. Our general purpose DRM platform is designed to manage a broad range of rights across digital information and media types.

   Our current partners include ASPSecure.com, ARM, BMG Entertainment Storage Media, Cirrus Logic, Creative Technology, Computacenter, Diamond Multimedia Systems, LOAD Media Network, Massive Media Group, Mediascience, Mitsubishi Corporation, MusicMatch, National Westminster Bank (Magex), PricewaterhouseCoopers, PublishOne, Reciprocal, RioPort, Samsung SDS, SingTel, Spectra.Net, Universal Music Group, and Wave Systems. We also have alliances with Adobe Systems, Digital Theater Systems, Dolby, Fraunhofer-Institut, Marimba, Portal Software, QDesign, and Sony Corporation. These partners, including alliance partners, actively endorse or promote our products and services through various sales and marketing activities, including press releases and trade shows. Some of our partners are conducting, or are planning to conduct, commercial trials, and have announced that their applications and services will be commercially available in the MetaTrust Utility in 2000.

Industry Background

   The Internet has emerged not only as the fastest growing communications medium in history, but also as one of the most efficient distribution channels for commerce. According to International Data Corporation, total worldwide Internet commerce spending was $50.4 billion in 1998 and is estimated to grow to $1.3 trillion in

2003. International Data Corporation further estimates that worldwide Internet commerce spending per online buyer will grow from $1,635 in 1998 to $7,216 per year in 2003.

   While most Internet commerce to date has involved the delivery of physical goods like books and compact discs ordered online, the Internet is poised to become a leading distribution channel for digital goods as well. Today, most content is in, or can be easily put into, digital form. This content includes music, videos, software, games, publications, business information, and images. The Internet can be used to disseminate this digital information efficiently to broad audiences without geographic boundaries, and can eliminate many of the traditional costs associated with manufacturing, packaging, and distribution. The use of the Internet for digital goods is being supported both by the growing number of households and businesses connected to the Internet, and by electronic devices other than the personal computer, such as set-top boxes, portable music players, mobile phones, and other hand-held devices, all of which are becoming connected to the Internet. In addition, downloading digital content is becoming significantly easier with the emergence and adoption of broadband technologies including digital subscriber lines and cable modems, and enhanced compression technologies including MP3 for music and MPEG-4 for video. The Internet will add to the existing channels for distributing digital goods on physical media like compact discs and DVDs.

   The characteristics that make the Internet ideal for distributing digital goods also make it ideal for pirating and misusing them. Digital goods, if not protected and managed, can be easily copied without any degradation in quality, altered and defaced, and distributed with the touch of a button to a large number of recipients. These threats are increased by advances in broadband and compression technologies, wider uses of portable devices, and wider availability of re-writeable compact disc and DVD devices. As the number of users connected to the Internet and the amount of digital information transmitted over the Internet increases, these users and this information become more vulnerable to parties who wish to interfere with the integrity of digital information and digital transactions.

   Recent events in the music industry provide the most visible example of an industry facing the problem of protecting and managing its rights related to digital information. A technology called MP3 that compresses music with near-compact disc quality has rapidly become recognized as a major threat to the industry. With readily available MP3-enabled software, music can be copied from compact discs into computers, compressed to under 10% of its former size, redistributed, played, and even copied back onto a blank compact disc for private use or pirated resale. Songs in the MP3 format can be moved from personal computers to new portable consumer devices and can then be played through headphones or stereo speakers. Every compact disc published and distributed is at risk of being copied. Already, many popular titles have been digitized in MP3 form multiple times across the Internet and a new channel of direct MP3 distribution is emerging.

   Digital rights management is needed across all content industries, including music, video, software, games, publications, business information, and images, and by all of the constituencies in these industries. These constituencies, including artists, authors, producers, publishers, and distributors, are all concerned about protecting and managing their rights in digital content. All parties want to get paid. Artists and authors want to protect the integrity of their works. Consumers want easy transparent access to good content but are concerned about protecting their privacy. Producers, publishers, and distributors want to structure and optimally manage their business models.

   DRM applies to more than content industries. The Internet is becoming a principal means for digital interaction among organizations and individuals. A vast amount of data about organizations and individuals is digitized on computers, sent over networks, and stored in electronic form. Much of this information is confidential and proprietary, including trade secrets and supply chain and product information. Some of this information is also personal in nature, including financial and medical records. This information is gathered, stored, and exchanged among many entities, including corporations, governments, schools, hospitals, and individuals. These organizations and individuals need to manage their digital rights in the flow of proprietary and personal information, so that only the appropriate people can use the information. DRM is also useful for protecting rights as these information flows become more automated, in trading, brokering, regulatory compliance, and other industries.

   Current computing environments and security techniques are not designed to provide sufficient protection and management of digital rights. Historically, computers, networks, and operating systems were designed primarily for creating, processing, and distributing information. Similarly, security technologies evolved to protect computers and networks from the outside environment and to protect information during a point-to-point transmission, not to protect information and rights once information has been received and properly accessed by a user. In commercial transactions in current computing environments, information is generally stored and transactions are processed at remote mainframes or servers, even when it is less efficient, because the client and other parts of the environment do not provide adequate protection and security. As a result, these security technologies either do not consider an authorized user as a potential threat, or fail to provide sufficient mechanisms to prevent the improper use of information. With digital commerce, the threat comes not only from the outside--a hacker trying to break into the protected computer or decrypt an encrypted transmission. The threat comes also from the inside--a user may be authorized initially to access digital information but performs an unauthorized act, such as making or distributing copies. Moreover, the requirement for centralized transaction processing and information storage is less efficient, harder to scale, and more constrained in use than systems that distribute secure processing.

   Current techniques for DRM that are built on these centralized security approaches generally only provide secure digital distribution. For example, these techniques generally lack the ability to persistently manage digital information, especially when offline, and essentially allow only a limited number of inflexible business relationships that are predetermined by the technology provider. These techniques usually require online interaction, which increases costs, limits consumer convenience, and makes some business models uneconomical.

   A new computing technology is required to address all of these concerns-- one that, when distributed over a vast array of computers and devices, consistently protects and manages rights related to digital information and processes, online and offline, wherever this information and these processes may occur. Creators, publishers, distributors, service providers, governments and other institutions, and users must have the ability both to create and associate rights and rules that persistently apply to digital information and processes, and to modify the rights and rules, if permitted, even after the information is distributed. These rights and rules might represent information regarding ownership, access, payment, promotion, warranty, privacy, and other elements of commerce in information. When these rights and rules are based on a common foundation, they can form a basis for an interoperable global system for digital commerce.

InterTrust Solution

   We have developed a general purpose DRM platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system for digital commerce. Protected information can flow from party to party, as it would in normal commerce, and be managed throughout its lifecycle in compliance with specified rules. Our platform consists of:

  . DRM Software and Technology--We license platform software and tools to partners that build products and operate commerce services. Our technology is designed to operate on the personal computers, devices, and servers in this global system and to provide the capability to package and publish protected information with rules for use. These rules are designed to be flexible, and can be applied and changed dynamically, enabling our partners to develop and program their business models easily. The rules are designed to be persistently enforced wherever the content may travel.

  . MetaTrust Utility Services--We maintain and administer the specifications that are designed to ensure the interoperability, security, and trustedness of the global digital commerce system being built by our partners. Through our TrustNet clearinghouse, we also provide an infrastructure for our partners to pilot and test their applications and services. This utility service enables our DRM platform to offer a common, neutral basis for publishers, merchants, organizations, consumers, and other participants to conduct business and exchange protected information.

   Our focus on providing DRM technology and MetaTrust Utility services allows our partners to develop their own commercial models. They build the applications and operate the commerce services themselves. A content provider can establish a relationship with one or more of our partners and have its content managed consistently as it flows throughout the entire system. As in traditional commerce, a content provider can select several commerce service providers and provide users with a choice of payment methods.

   Our general purpose DRM platform is designed to have broad capabilities to address the needs of all parties seeking to distribute and manage digital goods. We believe our platform provides the following benefits:

  . Robust Security--Our highly sophisticated use of multiple layers of security and tamper-resistance techniques are designed to provide varying levels of security depending on the commercial value and nature of digital information consistent with the rights and interests of all parties.

  . Persistent Protection and Management--Our platform is designed to allow content providers to protect persistently both the information itself and the rules of use. Persistent protection means that these rules continue to apply even after the information arrives, online or offline, each time the information is accessed, and even when it may be forwarded to other people.

  . Flexible Business Models--Our platform is designed to allow content providers to specify and establish their own commercial models with fully programmable rules that manage the use of digital information. These rules can be easily changed, even after content is distributed, for example to permit promotional offers, to accommodate changing commercial circumstances, or to automatically present differing offers under differing circumstances. Our platform is also designed so that these rules can also adjust themselves dynamically to each consumer's unique identity characteristics and circumstances of access, for example, student or senior citizen discounts, membership in affinity groups, or employment at a specific corporation.

  . Superdistribution--We believe content providers can take advantage of superdistribution--allowing and encouraging consumers to become redistributors of content in the system. Superdistribution means that users of content, if permitted by rules, can forward content to others, with persistent application of rules and protection of content. Our platform is designed to enable providers to get paid and users to act naturally by forwarding content they like to their associates or friends. If these parties are not already part of the digital commerce system, they have an incentive to join so that they may use the content.

  . Multiple Content and Media Types--Content providers can use our platform for multiple content types. Our platform is designed to permit distributors to employ various means of digital distribution, including compact discs, DVDs, the Internet, and broadband. Consumers may sign up to use any one content type, like music, but then can use our client software for other content or services in the MetaTrust Utility system. Payment processors can use our technology both for digital goods transactions and to process payments for physical goods sold electronically.

  . Efficient Transaction Processing--We believe processing partners can take advantage of significant increases in efficiency, including offline processing, immediate payment across all participants in the chain of distribution, and automated application of rules. Our platform is designed to securely store usage and payment transactions that take place offline, accumulate them until a minimum threshold is met, for example 30 days or $50, and then automatically forward the stored transactions for processing. This allows both micropayments and efficient collection of usage information. In addition, as required by provider-supplied rules, when processing these transactions, immediate payment can be made throughout the distribution chain, eliminating multiple parties handling payment.

  . New Advertising Models--Today, advertising on the Internet is largely limited to viewing banners and other promotional materials on a web page. With our technology, we believe advertising can be managed and audited locally on a user's machine every time the user sees the advertisement, whether the user is on-line or off-line. Our platform is designed to allow a rule to be applied to a brief product placement, for example, the appearance of a car within a music video, so that the car company promotes its products and pays for the promotion each time the car is viewed. This feature, combined with our ability to operate offline and securely store and later forward collected data, enables new cost-effective ways for companies to price content and generate revenue from advertising.

  . Personalized Marketing--Our platform is designed so that marketing organizations can use many different aspects of our platform to identify and profile individual consumers and match content, offers, and ads to specific users or class of users, subject to user consent and privacy rights. Because our technology is designed to locally process ads and promotions as easily as digital content, this automated personalization can occur on the network or offline on the consumer's personal computer.

 The MetaTrust Utility

   We license our DRM platform as software and tools to partners to build applications and operate services for electronic commerce. By offering commercial products and services based on our specifications and MetaTrust Utility services, our partners can collectively build a global digital commerce system, which we have branded as the MetaTrust Utility. Our DRM platform is designed to enable creators, publishers, distributors, service providers, governments and other institutions, and users to persistently associate rights and rules with digital information.

   The user experience with the MetaTrust Utility will typically begin by activating our client software, called the InterRights Point, which our partners will either preinstall or distribute through a variety of means, including digital download and optical disk distribution. The user will activate the InterRights Point by establishing a relationship with one of our commerce service partners. Users will provide basic identity and authentication information in a largely automated process. Once initialized, the InterRights Point is designed to interact with any of the services and content available in the system, from any of our partners. The following diagram illustrates the lifecycle of content commerce in the system.

                             Commerce Flow Example




Narrative Description of Graphic in the Business Section

Graphic titled "Commerce Flow Example." In the upper right hand corner is a box titled "Key" in which there are four symbols. The first is a sphere with three arrows pointing to its center labeled "InterRights Point." The second is a cube labeled "DigiBox container." The third is the symbol "$" labeled "Payment." The fourth is the letter "i" inside a circle labeled "Usage information."

In the center is a cube labeled "Distributor." Above and to the right is a picture of a piece of paper titled "Usage Rules." From the cube an arrow with a cube in the middle points down towards a box labeled "User." Inside the box is a human form, a sphere with three arrows meeting in its center, and a picture of a computer monitor with an image, entitled "Agree to Rules," projecting from the screen.

From the box an arrow with a sphere in the middle points to the right to a picture of an electronic device entitled "Information Appliance."

From the box an arrow points to the left to a box entitled "Commerce services provider." In the middle of the arrow is a web brower labeled "www" next to two compact disks and a floppy disk. Inside the box there are two buildings and a sphere with three arrows that meet in its center. The building on the left is marked with the symbol "$" in a circle. The building on the right is marked with the letter "i" in a circle.

Two arrows, one with the symbol "$" in the middle and one with the letter "i" in the middle, both in clear cubes, point to a box titled "Publisher." Inside the box is a human form, a sphere with three arrows meeting in its center and a computer monitor. Pointing towards the sphere is a picture of a piece of paper captioned "Usage rules" and a sphere with the caption "Digital information." An arrow with a cube in the middle points back to the cube in the center of the graphic.

  . Packaging Content--With an application developed by one of our partners using our DRM technology, system participants can be both creators and consumers of digital information. Working from a personal computer, in this example, a user creates digital information and, using an InterRights Point, associates business rules with the information and packages the information securely in a DigiBox container.

  . Distributing Content--The information is disseminated in DigiBox containers over networks, on optical disks, or by other means of delivering digital information. The information can securely travel through unsecure networks, because the information in a DigiBox container is itself protected. Distributors, portals, and web sites can, as enabled by the rules of the publisher, add additional rules for use or modify the rules--for example, mark up price, make promotional offers, bundle the content with other content, or establish frequent buyer programs. Importantly, rules for use can be easily changed, even after content is distributed.

  . Using Content--A user can receive content in a DigiBox container, select the content and set in motion a secure process. The InterRights Point compares identity characteristics of the user or machine with the rules that have been associated with the requested event, for example, listen or view, and presents the appropriate offers. The event occurs only as permitted by the rules. If the rules permit, protected content can be transferred to other devices. Our technology, if present, will continue to manage the information's use.

  . Processing Transactions--The InterRights Point can process transactions involving both payment and usage information, for example, special surveys or information on interaction with an advertisement. These transactions could be processed immediately, much like a credit card event, or deferred, much like running up a tab, or any combination of immediate and deferred processing, as specified by the rules. The InterRights Point forwards the transactions in secure DigiBox containers to our processing partners which ensure that everyone who is supposed to get paid gets paid, that usage information is made available to agreed upon parties, and that the privacy of the individual is protected.

Strategy

   Our goal is to empower multiple providers of digital information, technology, and commerce services to build a global system for digital commerce based on our DRM platform. The key elements of our strategy are:

 Expand Key Strategic Partnerships

   We are focused on bringing into the MetaTrust Utility an optimal combination of digital information, technology, and commerce service participants. Through this focus we intend to create mutually-reinforcing widespread dissemination of our technology, an expanding consumer base, and ever-broader participation by information providers. We are targeting relationships that will establish our DRM initially in several large markets, including entertainment, business information, and publishing. We intend to leverage early success in any one market to help encourage adoption and usage in other markets. We encourage potential participants to enter into relationships with us, as well as with our partners, in the following key areas:

   Content--We intend to continue entering into direct relationships with premier and emerging publishers, distributors, and packagers of content. We have established strategic relationships with Universal Music Group and BMG Entertainment Storage Media. In addition, we will encourage premier content providers to participate in the MetaTrust Utility through our partners.

   Technology--We will continue to target leading technology and device companies that can build our technology into the infrastructure of several industries, including computers, consumer electronics, the Internet, and communications. We have established strategic relationships with Diamond Multimedia Systems and RioPort to build our technology into portable music devices and software players.

   Commerce Services--We are targeting partners with trusted brands and operations, including Mitsubishi Corporation, National Westminster Bank (Magex), and PricewaterhouseCoopers. We believe that these partners' reputations, markets, and customer base will facilitate user acceptance of the MetaTrust Utility.

   By having a combination of content, technology, and commerce service participants in multiple markets in the MetaTrust Utility, we would not depend on any one partner, any specific commercial model, or any specific vertical market to succeed.

 Promote Widespread InterRights Point Deployment

   We have designed our client technology and our licensing structure to achieve efficient and rapid deployment. Our technology is designed so that it can be conveniently activated by consumers. It is also designed so that it can be flexibly deployed by our partners through a variety of means, including digital download, optical disk distribution, and pre-installation. We will also work with our partners to develop business models that promote rapid deployment, for example, superdistribution which allows users to drive InterRights Point deployment through redistribution of content. Through our OpenRights initiative, we will also make openly available select components and application building blocks intended to accelerate the adoption of our DRM platform to developers in various vertical markets.

 Leverage the MetaTrust Utility Model

   We believe that our neutral utility model is fundamental to achieving widespread adoption of our DRM platform. We believe partners are more likely to participate in building a global commerce system if they perceive that the provider of the foundational technology is unlikely to engage in commercial models that directly compete with them. We intend to provide technology and maintain policies needed for an interoperable, secure, and trusted foundation for all participants in the MetaTrust Utility. Partners can take advantage of the global interoperability and general purpose nature of this system to build on the success of our other partners; as more partners and users participate in the system, participation in the system becomes more efficient and valuable. In addition, by structuring our compensation as a small share of the value of goods and services flowing through the system, we align our interests with those of our partners. From time to time, we may provide special assistance to new ventures using our technology and may in return take limited equity positions if we believe it will not compromise our neutrality. In addition, we have developed and plan to develop further special technology and services to assist our partners in promoting the use of the MetaTrust Utility in various vertical markets.

 Maintain Technology Lead

   We believe we are the leader in DRM technology and intend to continue advancing the state-of-the-art of DRM. We have attracted a group of computer scientists in both our engineering team and in STARLab, our electronic commerce research facility, to focus on a broad range of topics important to advancing DRM. These include commerce language, streaming media, security, software tamper resistance, secure processing hardware, and watermarking. We currently have 14 United States patents and one European patent, and will continue to develop our intellectual property in the fields of digital rights management and electronic commerce.

Strategic Partners and Markets

   We license our DRM technology to our partners to build digital commerce services and applications. In addition, we intend to leverage our partners' activities as they bring their own partners and customers into the MetaTrust Utility. While we have received initial license fees from our partners, over time we anticipate that our revenues will be derived primarily from transaction fees from our partners' and their customers' commercial deployment of applications and services.

   We currently have five basic types of partnering arrangements: commerce service licenses, business licenses, applications licenses, hardware licenses, and alliance agreements. These partners actively endorse and promote our products at marketing events, including trade shows and conferences, as well as through press releases. A summary of our primary relationships follows.

 Commerce Services

   Our commerce service partners have broad rights to process and clear transactions for the MetaTrust Utility, and to create and deploy applications. They operate data centers, provide various clearinghouse services, and may distribute applications or host application services. These partners are actively focused on establishing relationships with multiple digital content, enterprise, and government customers. Our current commerce service partners collectively have the ability to provide services both in the United States and internationally, with bases of operations in the United States, Europe, and Asia-Pacific.

   Magex--National Westminster Bank Plc is one of the world's largest banks and a leading processor of credit card transactions and multi-currency credit card clearing. NatWest recently announced a digital commerce service called Magex, which is based on our Commerce software. NatWest's license allows it to create financial and usage clearinghouses, develop software applications, and act as a deployment manager.

   Mitsubishi--Japan-based Mitsubishi Corporation is one of the largest trading companies in the world. Mitsubishi's license to our Commerce software allows it to create financial and usage clearinghouses, develop software applications, and act as a deployment manager.

   PricewaterhouseCoopers--PricewaterhouseCoopers LLP is the world's leading professional services organization. Pricewaterhouse's license allows it to create financial and usage clearinghouses, develop software applications, and act as a deployment manager.

   Reciprocal--Reciprocal, Inc. is a venture-backed company formed in 1996 by SOFTBANK Services Group to provide DRM solutions and clearinghouse services. Reciprocal's license with us allows it to create financial and usage clearinghouses, develop software applications, and act as a deployment manager. Reciprocal has recently made public announcements concerning its initiatives based on our DRM technology in various vertical markets including music, business information, and education information.

   Samsung SDS--Samsung SDS, part of the Samsung Group, is Korea's leading information services company. Samsung SDS's license to our Commerce software allows it to create financial and usage clearinghouses, develop software, and act as a deployment manager in Korea, for commercial and enterprise customers.

   SingTel--National Computer Systems Pte Ltd., a subsidiary of Singapore Telecommunications Ltd., is a leading IT service provider in Singapore. SingTel's license allows it to create financial and usage clearinghouses, develop software applications, and act as a deployment manager.

 Business

   We have licensed business partners to operate services in one or more content or application markets. We intend to license additional business partners, and also believe that many content companies will participate in the MetaTrust Utility through our partners.

   ASPSecure.com--ASPSecure.com Corporation was founded in August 1999 to develop applications and services based on our DRM technology. ASPSecure.com's license to our Commerce software allows it to create a usage clearinghouse and software applications and services for the application service provider, or ASP, market. We licensed our Commerce software to ASPSecure.com and received an initial license fee in the form of a minority equity position in ASPSecure.com.

   Bertelsmann--BMG Entertainment Storage Media, a unit of Bertelsmann AG, one of the world's leading media companies with significant interests in all areas of media, services BMG Entertainment music labels and other Bertelsmann companies, including Random House, Inc. BMG Entertainment Storage Media's license to our Commerce software enables it to develop applications and services in a wide range of vertical markets including music, business information, software, and computer games.

   Massive Media Group--Massive Media Group was founded in October 1999 to develop entertainment and advertising applications and services based on our DRM technology. Massive Media Group's license to our Commerce software allows it to create a usage clearinghouse and software applications and services for entertainment and advertising. We licensed our Commerce software to Massive Media Group and received an initial license fee in the form of a minority equity position in Massive Media Group.

   PublishOne--PublishOne Inc. was founded in February 1999 to develop digital publishing applications and services based on our DRM technology. PublishOne's license to our Commerce software allows it to create a usage clearinghouse and software applications and services for publishing. PublishOne's initial focus will be on business information, but it also plans to have future activities in other content areas, including education. We licensed our Commerce software to PublishOne and received an initial license fee in the form of a minority equity position in PublishOne.

   Reuters--Reuters Group PLC is one of the largest news and information groups in the world. Reuters has announced trials with NatWest and is a strategic business partner of Reciprocal, both of which are our commerce services partners.

   Universal--Universal Music Group is the largest of the five major music labels. Universal's license to our Commerce software allows it to create a financial and usage clearinghouse, to develop software applications, and act as a deployment manager, for various entertainment markets.

 Applications

   Application partners are licensed to develop applications, embed our technology into software or devices, or perform hosting integration and other services for users of our DRM technology.

   Computacenter--UK-based Computacenter Plc is one of the largest European information technology providers. Computacenter's license to our Commerce software allows it to develop a usage clearinghouse for enterprises and to develop applications and services for enterprises and commercial customers. We will also work with Computacenter to establish them as a center of excellence authorized to provide training, support, system integration, and other services.

   Creative--Singapore-based Creative Technology is a leading provider of multimedia solutions for personal entertainment. Creative has licensed our Commerce application developer's kit and our Rights/PD technology to use with the Creative Nomad player and other hardware and to develop software applications for distributing entertainment content.

   Diamond--Diamond Multimedia Systems, Inc. is a multimedia and hardware device company. It introduced the Rio, the first commercially available portable player of music files in the MP3 format, in November 1998. Diamond has licensed our Commerce application developer's kit and additional InterTrust DRM technology to use with the Diamond Rio player, and to develop software applications for distributing music in connection with Diamond's Rioport.com web site.

   LOAD Media--LOAD Media Network, Inc. is a leading video delivery network over the Internet. LOAD has licensed our Commerce application developer's kit to develop applications and services for distributing entertainment content.

   Mediascience--Mediascience, Inc. developed and distributes the Sonique MP3 player, which is one of the leading MP3 music players. Mediascience licensed a music player-related application developer's kit to enable Mediascience to develop a software music player with DRM capabilities.

   MusicMatch--MusicMatch, Inc. was the first company to introduce an MP3 jukebox music player, which is still one of the most popular MP3 music players. Its music portal is among the most popular MP3 music sites. MusicMatch licensed a music player-related application developer's kit to enable MusicMatch to develop a software music player with DRM capabilities.

   RioPort--RioPort Inc. is a leader in the digital audio download market. RioPort has licensed our Commerce application developer's kit to develop applications and services for distributing music in connection with its RioPort.com web site.

   Spectra.Net--Spectra.Net Communications, Inc., developer of the ThrottleBox multimedia software system, licensed our Commerce application developer's kit to enable Spectra.Net to develop applications and services for distribution of entertainment content.

   Wave Systems--Wave Systems Corp. is creating a secure distributing digital solution for content. Wave Systems licensed our Commerce application developer's kit and Rights/PD technology to enable Wave Systems to integrate our DRM technology into its content distribution services and hardware platform.

Our Commerce Services, Business and Applications Partners and Potential
Markets

   Through the end of 1998, we were in the development stage and had a limited number of licensees. Mitsubishi, a stockholder, accounted for 91% of total revenues in 1997 and 25% of total revenues in 1999. Reciprocal accounted for 9% of total revenues in 1997, 66% in 1998, and 13% in 1999. Bertelsmann accounted for 21% of total revenues in 1998. NatWest accounted for 13% of total revenues in 1998. Computacenter accounted for 12% of total revenues in 1999. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

   The following table shows the markets in which our commerce services, business, and applications partners have indicated an interest in pursuing products and services using our DRM technology. This table is based on our partners' current interest, which may change, and there is no assurance that there will be any deployments by our partners in any of these markets.

-------------------------------------------------------------------------------

                  Market  Entertainment:  Publishing:             Regulated:           Enterprise:
        Partner           . music         . business information  . government         . secure document
                          . video         . financial information . healthcare           exchange
                          . audio books   . traditional media     . education          . enterprise
                          . games         . images                . telecommunications   information portals
                                                                  . secure email       . trading/brokering
------------------------------------------------------------------------------------------------------------
  Magex                          X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  Mitsubishi                     X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  PricewaterhouseCoopers         X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  Reciprocal                     X                   X                     X
------------------------------------------------------------------------------------------------------------
  Samsung                        X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  SingTel                        X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  ASPSecure.com                                                            X                     X
------------------------------------------------------------------------------------------------------------
  Bertelsmann                    X                   X
------------------------------------------------------------------------------------------------------------
  Massive Media Group            X                   X
------------------------------------------------------------------------------------------------------------
  PublishOne                                         X
------------------------------------------------------------------------------------------------------------
  Reuters                                            X
------------------------------------------------------------------------------------------------------------
  Universal                      X
------------------------------------------------------------------------------------------------------------
  Computacenter                  X                   X                     X                     X
------------------------------------------------------------------------------------------------------------
  Creative                       X                   X
------------------------------------------------------------------------------------------------------------
  Diamond                        X
------------------------------------------------------------------------------------------------------------
  LOAD Media                     X
------------------------------------------------------------------------------------------------------------
  Mediascience                   X
------------------------------------------------------------------------------------------------------------
  MusicMatch                     X
------------------------------------------------------------------------------------------------------------
  RioPort                        X
------------------------------------------------------------------------------------------------------------
  Spectra.Net                    X
------------------------------------------------------------------------------------------------------------
  Wave Systems                   X                   X                     X                     X
------------------------------------------------------------------------------------------------------------

 Hardware

   We have entered into several agreements aimed at developing chips containing our DRM.

   ARM--ARM is a leading provider of high performance, low-cost, power efficient RISC processors, peripherals, and system-on-chip designs to leading international electronics companies. ARM has licensed our technology to integrate our DRM technology into ARM's designs for its family of core microprocessors.

   Cirrus Logic--Cirrus Logic Inc. is a leader in Internet audio chip technology. Our technology development agreement and license with Cirrus Logic is aimed at integrating our DRM technology in Cirrus Logic's secure system-on-a-chip (SOC) solution for digital audio players, personal digital assistants, electronic books, cellular telephones, and other information appliances. Cirrus Logic has announced that it is offering the secure SOC.

 Alliances

   We have entered into several alliance agreements to help us penetrate various vertical markets. The alliance agreements provide for cooperative activities regarding product development and targeting specific strategic business opportunities. To date, we have entered into alliance agreements with Adobe Systems, Digital Theater Systems, Dolby, Fraunhofer-Institut, Marimba, Portal Software, QDesign and Sony Corporation.

Products and MetaTrust Utility Services

   Our general purpose DRM platform is comprised of both proprietary software and technology, and the utility services needed for security, interoperability, and trustedness of the MetaTrust Utility.

 Products

   Our Commerce software is a general purpose DRM platform and includes systems software, development tools, and applications for building, deploying, and managing digital commerce applications. We shipped the general availability version of our Commerce software at the end of December 1998. Digital information providers and software companies can use the product to integrate rights management capabilities into applications that securely manage, control usage of, and fulfill digital information commerce through digital distribution channels. Payment processing and Internet infrastructure companies can use the product to provide various commerce services, including payment clearing, usage reporting, market analysis and user profiling, advertising, regulatory compliance, affinity marketing, and automated trading systems.

   Our software is designed to be fully scalable and comes in several packages, depending upon the scope of rights licensed by our partners. The key components of our Commerce software are:

  . InterRights Point--software that processes DigiBox containers, and manages usage of digital information throughout its lifecycle. It may function as a client or server, as determined by rules;

  . Application Developer's Kit--software and tools for systems integrators, applications developers, software vendors, and web sites enabling them to develop end-user applications and services;

  . Sample Applications--software and components that assist development of applications and services;

  . RightsWallet Application--client software that manage identities, memberships, budgets, and transactions;

  . Transaction Authority Framework--software and databases for handling communications with InterRights Points and processing transactions; and

  . Deployment Manager Application--software for activating and managing InterRights Points.

   We have an enterprise edition of our Commerce software designed for enterprises to manage private information, including work flow information. It provides an information security and policy management system for the enterprise and selected secure document exchange applications.

   We have developed and plan to develop further special technology to assist our partners in promoting the adoption of our DRM platform in various vertical markets. For example, we created Powerchord technology, comprised of tool kits and full-featured demonstration applications, to help appropriate partners accelerate the adoption of our DRM platform for protected digital music distribution.

   We have also developed a product called Rights/PD that is designed to extend our DRM platform to embedded systems, including portable devices and set-top boxes. Rights/PD is designed to implement a range of DRM functions, including persistent protection of digital information of all types, and support for simple to complex business models.

 MetaTrust Utility Services

   We plan to maintain the specifications and administer the interoperability, security, and trustedness of the MetaTrust Utility. We do this through our MetaTrust certification program, which has three essential elements:

  . Specifications--Our partners and their products and services must comply with our specifications. These specifications establish policies that address technical, procedural, and related matters designed to promote the security, trustedness, integrity, interoperability, and performance of products and services in the MetaTrust Utility.

  . Certification--We test and certify, or provide the means for testing and certifying, that products and services of participants in the MetaTrust Utility comply with our specifications. Certification applies to all applications that interface with an InterRights Point as well as partner sites and operations. We expect to provide various procedures designed to make certification an easy process, including pre-certification of components.

  . Security--Our system addresses numerous areas of security, including securing digital information after initial use and providing tamper resistance in the InterRights Point software. We have designed, and plan to continue to design, countermeasures that we intend to implement if security is compromised. We also plan on assisting our partners in cryptographic key management.

   Through our TrustNet clearinghouse, we also provide an infrastructure for our partners to pilot and test their applications and services.

Technology

   Our DRM platform is based on our proprietary software and technology that we believe add fundamental new functionality to traditional computing environments. By using proven security technologies plus this new functionality, we have created platform software designed to enable computing environments to perform a broad range of new operating functions relating to managing, not merely protecting, rights in digital information.

   Our DRM platform is general purpose and is designed to enable digital commerce to operate in compliance with provider-specified rules through a network of independent, protected processing environments, which we have branded as InterRights
Points. Our technology is currently implemented as software and includes tools, components, sample applications, documentation, and training that allow our partners and their customers to build digital commerce applications and services and take advantage of the reusable, common foundation of the MetaTrust Utility. The accompanying diagram shows the primary architectural elements of our platform.

Narrative Description of Graphic in the Business Section

Box titled "InterTrust DRM Platform." Below the heading, the caption "InterRights Point" next to a picture of a sphere with three arrows meeting in its center; the caption "DigiBox container" next to a picture of a cube; the caption "Usage rules" next to a picture of a piece of paper; and the caption "Transaction authority" next to a picture of a building.

  . InterRights Point. The core element of our architecture is the InterRights Point, which operates on personal computers and servers in the MetaTrust Utility. DRM processing occurs at InterRights Points. Each InterRights Point acts as a secure virtual machine, a software application acting as a processing device, that is designed to manage each party's digital rights remotely. Each InterRights Point creates a local, secure database that stores the users' rights, identities, transactions, budgets and keys. We are currently developing different implementations of the InterRights Point for use in other electronic devices. In particular, we are developing technology for securely managing the transfer of digital information to portable electronic devices like MP3 music players.

  . DigiBox Container. Protected information in our system is encrypted and stored in a format called a DigiBox container. Once in a DigiBox container, the information can flow across unsecured networks, and only an InterRights Point can access the information. Our design permits information in a DigiBox container to remain protected even after a user has accessed it, providing persistent protection of the information and continuing control over its use regardless of where the information travels.

  . Usage Rules. Content usage is managed by rules, including price, payment offer, play, view, print, copy, save, superdistribution, and others. We offer a variety of tools designed to allow providers to create and change rules and to associate them with digital information. Rules are protected in the same way content is protected. Like content, they are stored in DigiBox containers for distribution. Rules are designed to travel with the information, or separately, allowing our partners the flexibility to change any rule, including rights or price, after content has been delivered. InterRights Points are designed to ensure that applicable rules are followed every time an information usage event is requested.

  . Transaction Authority Framework. InterRights Points connect into our processing partners' data centers through a communications controller system called the transaction authority framework. The transaction authority framework is designed to receive transaction records from InterRights Points, store the records, and forward them, as specified by usage rules, for further processing, including payment fulfillment. The transaction authority framework is also designed to store messages resulting from this further processing, like payment confirmation, and when the InterRights Point next connects to the data center, send these messages to the InterRights Points. The transaction authority framework includes administrative software, called the deployment manager, that is designed to activate InterRights Points and manage them after activation, including fraud detection, revocation, security updates, and back-up services.

   Currently most of our software runs on Windows 95, Windows NT,and Windows
98. Our transaction authority framework runs on Windows NT and Solaris operating system environments. Our software is currently being modified to run on additional operating systems. These efforts are in the development stage.

Sales and Partner Development

   Our sales activities are designed to establish the initial relationships with potential partners and help them understand the services and applications that can be developed using our technology. Our partner development organization helps our partners and their potential customers understand both the business and the technical benefits of the products, and assists them in expanding their businesses with our technology. The sales organization will generally make the initial contact with a potential partner. The organization assigns a representative that will serve as our primary contact point for managing the potential relationship throughout the due diligence and business discussion process. Our sales organization consisted of 20 employees as of February 29, 2000, 12 in Santa Clara, one in Washington D.C., four in London, England, two in Sydney, Australia and one in Tokyo, Japan.

   Our partner development organization provides a single point of coordination for all interactions with the customers after they become partners. These personnel are skilled in both business consulting and systems design to facilitate the successful deployment of our products. The partner development organization works with our partners on using our DRM technology as well as on developing cross-partner and new customer relationships. Our partner development organization consisted of nine employees as of February 29, 2000.

Marketing

   We market our products worldwide primarily through our partners in combination with our own efforts. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our MetaTrust Utility. To achieve these goals, we have engaged in marketing activities including joint partner marketing, print and online advertising campaigns and trade shows. These programs are targeted at key business unit executives as well information technology officers. In addition, we conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press, and industry analysts. We have established consistent branding guidelines for all of our partners to increase our brand awareness. Our programs are designed to assist our partners in developing their internal marketing programs and capabilities. Our marketing organization consisted of 13 individuals as of February 29, 2000.

Research and Development; Training and Support

   Our research and development organization is divided into product development, training and support, and STARLab. To date, substantially all software development costs have been expensed as incurred. Research and development expenses were $8.3 million in 1997, $13.0 million in 1998, and $16.5 million in 1999.

   As of February 29, 2000, our research and development and training and support organizations were comprised of 123 employees and nine contractors.

 Product Development

   The product development organization is responsible for designing, developing, and supporting commercial implementations of our DRM technology and developing future enhancements to our software. There are six engineering groups in the product development organization: core rights technology, appliance technology, applications and components, security and tamper resistance, product architecture, and advanced development. These six engineering groups are supported by quality assurance, product management, documentation, deployment operations, and developer support. The quality assurance group implements a process designed to identify software defects through the entire development cycle, including operational deployments. The product management group is responsible for all functional and certification specifications, schedules, and overall project coordination. The documentation group is responsible for end user, administrator, and developer documentation and support for our products. The deployment operations group is responsible for MetaTrust Utility operations and management, including emergency response, fraud detection, key management, and application certification. Developer support is responsible for technical support to our partners' engineering staffs.

 Training and Support

   Our training and support organizations work closely with the partner development organization to provide partners with the training and support contemplated under their license. We believe that customer satisfaction is essential for our long-term success. In general, our license agreements provide for a limited period of support and training, including onsite visits, and email and web site support. We plan on providing our partners with a variety of standard support packages after this initial support period. As our partner base grows, we intend to increase the size of our support organization.

 STARLab

   We have attracted a group of computer science experts for STARLab, our electronic commerce research organization. STARLab projects cover a broad range of topics necessary for advanced DRM, including commerce language, streaming media, security, software tamper resistance, secure processing hardware, and watermarking. The activities of STARLab are integrated with our important strategic objectives, including:

  .  extending our portfolio of intellectual property;

  .  developing and prototyping new digital rights management technology;

  . providing an engineering consulting resource to assist product development;

  .  participating in and leading standards efforts; and

  .  advising governmental, research, and other institutions.

Competition

   The market for DRM solutions is new, intensely competitive, and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. The DRM market is new and we are not aware of any one competitor that has established a dominant position in the market. However, it is possible that one or more companies could become a dominant, competitive force in the future. Our primary competition currently comes from or is anticipated to come from:

  . companies offering secure digital distribution systems, including Adobe, AT&T, IBM, Liquid Audio, Microsoft, Preview Systems, and Xerox; and

  . companies offering hardware-based content metering and copy protection systems, including Sony and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba.

   In addition to these two categories, in the future, operating system developers like Microsoft or Sun Microsystems may also develop or license digital rights management solutions for inclusion in their operating systems.

   The primary bases of competition for providers of DRM solutions include:

  . range of content types and markets, from specific content type to general purpose, multiple markets;

  . flexibility of pricing and other business options, from narrow, fixed rules to flexible, dynamic rules;

  . price of solution, from as high as 30-40% to a nominal percentage of transaction value;

  . range of usage environments, from personal computer-based, online-only to multiple devices, offline and online;

  . choice of service providers, from being tied to a single vendor that also provides DRM technology and processing services, to being able to choose among multiple, competing service providers; and

  . business model of DRM provider, from vertically-integrated technology provider to neutral utility model.

   We believe that our ability to compete depends on many other factors both within and beyond our control, including:

  . the ease of use, performance, features, and reliability of our solutions and our partners' applications and services as compared to those of our competitors;

  . the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our partners, and our competitors;

  . the quality of our partner development and support organization and similar organizations of our partners; and

  . the effectiveness of our sales and marketing efforts, and of similar efforts of our partners.

   We believe that we currently compete favorably with our competitors in these areas.

   Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do.

Intellectual Property

   Our success will depend in part on our ability to protect our intellectual property and other proprietary rights in our software and other technology. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright, and trade secret law, and confidentiality and license agreements with our employees, customers, partners, and others. Despite these protections, others might use our intellectual property without our authorization. If this occurs, a party might copy or obtain and use our products or technology to develop similar technology. If we are unable to protect our intellectual property adequately, it could materially affect our financial performance. Moreover, potential competitors might be able to develop technologies or services similar to ours without infringing our patents. In addition, if our agreements with employees, consultants and others who participate in product and service development activities are breached, we may not have adequate remedies, and our trade secrets may become known or independently developed by competitors.

 Patents

   We have devoted substantial time, resources, and capital to protecting our intellectual property. We currently hold 14 United States patents and one European patent. We also have filed 38 additional United States patent applications, as well as counterpart foreign applications in many instances. We believe that our issued patents and patent applications cover a broad range of subjects generally relating to protecting electronic rights and content, enabling secure electronic transactions, and applying DRM technology in the digital economy. Expenses associated with the preparation of new patent applications, patent application processing fees, and attorneys costs associated with patent applications and maintaining our patent portfolio totaled $334,000 for the year ended December 31, 1997, $237,000 for the year ended December 31, 1998, and $244,000 for the year ended December 31, 1999.

   Any pending or future patent applications may not be granted, existing or future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that has issued or any patent that may issue may not provide competitive advantages to us.

   Many of our current and potential competitors dedicate substantial resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need either to obtain a license or to design around the patent. We might not be able to obtain a required license on acceptable terms, if at all, or to design around the patent.

   In part due to our broad range of technologies, we have not conducted and do not conduct comprehensive patent searches to determine whether technology that is used in our products infringes patents held by other third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, relating to similar technologies. In the past, we have received notices alleging potential infringements by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data's attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having one of the elements required by the patent claims. We have not received any further correspondence from TAU Systems. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, we could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

 Other Intellectual Property

   We have received United States and selected foreign registrations for our InterTrust and DigiBox trademarks. We also have pending applications for United States and foreign registration of several of our trademarks and service marks, including MetaTrust, the MetaTrust Utility, InterRights, Rights/PD, TrustMail, TrustNet, and others. We do not know if these marks will be approved. In addition, a significant portion of our marks use the words inter, trust, meta, or digi. We are aware of other companies that use one or more of these words in their marks, alone or in combination with other words. We do not expect to be able to prevent all third-party uses of these words. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade secret protection may not be available in these jurisdictions. We license our proprietary rights to third parties, and these licensees may fail to abide by compliance and quality control guidelines relating to our proprietary rights or may take actions that would harm our business.

   Our partners may rely in part on licenses included within the sealed packaging of commercial software and licenses on a web site that are entered into by clicking with a computer mouse on a button denoting assent to the terms of the license displayed on the web site. These licenses, however, may be or become unenforceable under the laws of some jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected. Policing unauthorized use is difficult.

   Any claims relating to the infringement of third-party proprietary rights, even if meritless, could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from distributing particular products and services. These claims could harm our business. We also rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products and services to perform key functions. Third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these technologies could harm our business. Although we generally seek to be indemnified against claims that technology licensed by us infringes the intellectual property rights of others, we do not receive indemnification in some cases. In some cases indemnification is not available for all types of intellectual property and proprietary rights, and in other cases the scope of indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well-capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial liability to us. Infringement or invalidity claims may arise from the incorporation of third-party technology, and our customers may make claims for indemnification. These claims, even if meritless, could result in the expenditure of significant financial and managerial resources in addition to potential product or service redevelopment costs and delays, all of which could harm our business.

Standards Bodies and Industry Groups

   We participate in selected industry groups to promote digital rights management in the computer, consumer electronics, and entertainment markets. With this aim in mind, we have most recently been involved with the following standards bodies and industry groups: Moving Picture Experts Group, Secure Digital Music Initiative, Open Platform Initiative for Multimedia Access, The Open eBook Initiative, The Cross Industry Working Team, and Copy Protection Technical Working Group. We believe our activities in the Moving Picture Experts Group and the Secure Digital Music Initiative are of particular importance.

   MPEG-4, the standard for multimedia software and devices, includes an intellectual property management and protection architecture that permits DRM systems to be used in future MPEG-4 systems, including set-top boxes, DVD players, and game machines. We played a major role in the definition of the intellectual property management and protection interface, which is consistent with our technology. MPEG-4 content developers can use our technology to incorporate intellectual property management and protection capabilities into their applications.

   The Secure Digital Music Initiative was started by the Recording Industry Association of America, the International Federation of the Phonographic Industry, and the Recording Industry Association of Japan shortly after the first release of the Diamond Rio MP3 music player in an effort to establish a standard for secure digital delivery and use of recorded music. We have participated in the Secure Digital Music Initiative from the beginning. We have been active as one of three vice-chairs of the first working group, which devised the specifications for secure digital music compliant-portable devices. Following the approval of the Secure Digital Music Initiative portable devices specification, we believe our technology will enable the protection and management of digital audio content on the Internet, personal computers, and portable devices. We plan to continue participating actively and developing our technology to be compliant with emerging Secure Digital Music Initiative specifications.

Employees

   At February 29, 2000, we had a total of 190 employees. Of the total, 123 were in research and development and training and support, 42 were in marketing, sales and partner development, and business development, and 25 were in administration and finance. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

   Our future operating results depend in significant part on the continued service of our key technical, sales, and senior management personnel, none of whom is bound by an employment agreement with specified terms. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales, and senior management personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or to attract these personnel in the future. We have experienced difficulty in recruiting qualified technical, sales, and senior management personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, this inability could seriously harm our business.

RISK FACTORS

   In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

 Our business model is new and unproven, and we may not succeed in generating sufficient revenue to sustain or grow our business.

   Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The success of our business depends upon our ability to generate transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions. However, our licensees have not yet used our technology in any significant commercial distribution of their products and we have not earned any transaction fees under this business model. The volume of products and services distributed using our technology may be too small to support or grow our business. While some companies have licensed our technology, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If we are unable to generate revenues from transaction fees, our current revenues, consisting of initial license fees and support fees, will be insufficient to sustain our business.

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

  .  expenses related to the issuance of stock to our partners;

  . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization; and

  .  customer budget cycles and changes in these budget cycles.

 We have a history of losses, and we expect our operating expenses and losses to increase significantly.

   Our failure to increase our revenues significantly would seriously harm our business. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $11.7 million in 1997, $19.7 million in 1998, and $28.6 million in 1999. As of December 31, 1999, we had an accumulated deficit of $74.1 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the next several years.

 If third parties do not deploy our technology and create a market for digital commerce, our business will be harmed.

   Relationships with leading digital information, technology, and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent our licensees fail, in whole or in part, to:

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

   We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. To date, only 22 companies have licensed our software for commercial use. Our ability to attract new licensees will depend on a variety of factors, including the following:

  .  the performance, reliability and security of our products and services;

  . the scalability of our products and services--the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;

  .  the cost-effectiveness of our products and services; and

  .  our ability to market our products and services effectively.

   Our ability to attract new licensees will also depend on the performance of our initial licensees and the overall success of the MetaTrust Utility. Many potential licensees may resist working with us until our and our licensees' applications and services have been successfully introduced into the market and have achieved market acceptance. We may not be able to attract a critical mass of licensees that will develop products and establish clearinghouses and other commerce services, and our licensees may not achieve the widespread deployment of users we believe is necessary for us to become successful.

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

   We began offering the general availability release of our Commerce software in December 1998, and released version 1.2.3 in February 2000. Our licensees' applications and services based on our Commerce software are in development or have only been released for evaluation in very limited pilot programs. Our licensees have not yet commercially deployed their applications or services on a large scale. It is possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of major commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems, and the failure to do so would seriously harm our business and operating results.

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

   The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, competing formats, uncertain product life cycles, and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, new releases of our Commerce software that offer features and functionality that we do not currently provide. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. In the past, we have experienced delays in new product releases, and we may experience similar delays in the future.

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

   Our markets are new, rapidly evolving, and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. We encounter current or potential competition from a number of sources, including:

  . providers of secure digital distribution technology like Adobe, AT&T, IBM, Microsoft, Liquid Audio, Preview Systems, and Xerox;

  . providers of hardware-based content metering and copy protection systems, including Sony and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba; and

  . operating system manufacturers, including Microsoft or Sun Microsystems, that may develop or license digital rights management solutions for inclusion in their operating systems.

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

   Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many of these companies have more extensive customer bases and broader partner relationships that they could leverage, including relationships with many of our current and potential partners. These companies also have significantly more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies. For a more detailed description of our competitive position, including some of our competitors and competitive products, please see "Business--Competition."

 We and our licensees may be found to infringe proprietary rights of others, resulting in litigation, redesign expenses, or costly licenses.

   Digital rights management is an emerging field in which our competitors may obtain patents or other proprietary rights that would prevent, or limit or interfere with, our, or our licensees', ability to make, use, or sell products. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We and our licensees could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

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

   Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. We recently announced that our chief financial officer, Erwin N. Lenowitz, will be resigning for personal reasons as of the earlier of the hiring of a replacement or May 30, 2000. If we are unable to fill this function, our business could be harmed. In addition, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract, assimilate, and retain highly qualified employees.

 Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to 190 employees at February 29, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

   If standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. There is uncertainty in the market as to the best way to offer music digitally. There are a number of different software formats available and it is possible that not all music will play on the same devices. Consumer acceptance of digital delivery of music depends upon the ability of the various software formats to work together. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed.

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

   It is also possible that Congress or individual states could enact laws regulating or taxing Internet commerce. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Access fees, sales taxes or any other taxes or fees could increase the cost of transmitting data over the Internet and reduce the number or amount of transactions from which we would get our transaction fees.

 Stock-Related Risks

 Our stock price has been particularly volatile and could decline substantially because of the industry in which we compete.

   The stock market in general has recently experience extreme price and volume fluctuations. In addition, the market prices of securities of Internet-related companies in general, and our stock price in particular, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, from October 27, 1999, the date of the initial public offering of our common stock, through February 29, 2000, our stock price has fluctuated from $9.00 per share to $99.75 and has on many days fluctuated more than 10%. The trading prices of many technology companies' stocks are at or near historical highs and reflect valuations substantially above historical levels. These trading prices and valuations may fall significantly. These broad market fluctuations could adversely affect the market price of our common stock. In addition, these fluctuations could lead to costly class action litigation that could significantly harm our business and operating results.

ITEM 2. PROPERTIES

   Our principal administrative, sales, marketing, and research and development facilities occupy approximately 121,000 square feet in Santa Clara, California under two leases that terminate in September 2004. We also lease office space for a research and development facility occupying approximately 3,900 square feet in Portland, Oregon under a lease that terminates in October 2002. InterTrust International, our wholly-owned subsidiary, has an office located in London, England.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On February 24, 2000, we consummated a two-for-one stock split. All share and per share data have been restated to reflect the split.

   Our common stock is traded on the Nasdaq National Market System under the symbol of ITRU. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                                                                Low     High
                                                               ------  -------
   Fiscal 1999
   Fourth Fiscal Quarter (beginning October 27, 1999).........  $9.00   $93.63

   As of February 29, 2000, there were approximately 477 holders of record of our common stock.

   No dividends have been paid on the common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   On October 12, 1999, we issued 170,000 shares of our class A voting common stock to Mpeg TV LLC in exchange for the purchase of audio decoding and rendering technology and related assets and a license to video technology valued at $1,190,000.

   On March 8, 2000, we issued 230,464 shares of common stock in exchange for all of the capital stock of Infinite Ink Corporation. The transaction was accounted for as a purchase at a value of $28.0 million.

   The sale of the above securities was determined to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

USE OF PROCEEDS

   On October 26, 1999, a Registration Statement on Form S-1 No. 333-84033 was declared effective by the Securities and Exchange Commission, pursuant to which 7,475,000 shares of our common stock, $0.001 par value, were offered and sold for our account at a price of $18.00 per share, generating aggregate offering proceeds of $134,550,000. The managing underwriters for the offering were Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Salomon Smith Barney Inc. and SoundView Technology Group, Inc.

   We incurred expenses of approximately $11,118,500, of which $9,418,500 represented underwriting discounts and commissions and approximately $1,700,000 represented other expenses related to the offering. The net offering proceeds after total expenses was $123,431,500. No direct or indirect payments were made to directors, officers, or general partners of us or their associates, or to persons owning 10% or more of any class of equity securities of InterTrust and our affiliates.

   From the effective date of the Registration Statement to December 31, 1999, we have used the net proceeds from the offering to fund working capital and general corporate purposes. The funds that are not being used to fund short-term needs have been placed in temporary investments pending future use.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1995 and 1996, and the consolidated balance sheet data at December 31, 1995, 1996 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of future results.

                                         Years Ended December 31,
                                ----------------------------------------------
                                 1995     1996      1997      1998      1999
                                -------  -------  --------  --------  --------
                                  (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues:
 Licenses.....................  $    --  $    --  $  1,000  $     --  $    778
 Software support and training
  services....................       --       25       100       152       613
 Clearinghouse services.......       --       --        --        --       150
                                -------  -------  --------  --------  --------
  Total revenues..............       --       25     1,100       152     1,541
Cost of revenues:
 Licenses.....................       --                 --        --       141
 Software support and training
  services....................       --        5       102       191       470
 Clearinghouse services.......       --       --        --        --       436
                                -------  -------  --------  --------  --------
  Total cost of revenues......       --        5       102       191     1,047
                                -------  -------  --------  --------  --------
Gross profit (loss)...........       --       20       998       (39)      494
Operating costs and expenses:
 Research and development.....    2,620    4,852     8,287    13,041    16,472
 Sales and marketing..........       --    1,573     2,717     3,870     6,886
 General and administrative...      803    1,735     1,932     2,717     5,588
 Amortization of deferred
  stock compensation..........       --       --        --        --     1,704
                                -------  -------  --------  --------  --------
  Total operating costs and
   expenses...................    3,423    8,160    12,936    19,628    30,650
                                -------  -------  --------  --------  --------
Loss from operations..........   (3,423)  (8,140)  (11,938)  (19,667)  (30,156)
Interest income (expense),
 net..........................     (160)     180       229         5     1,876
                                -------  -------  --------  --------  --------
Loss before provision for
 foreign taxes................   (3,583)  (7,960)  (11,709)  (19,662)  (28,280)
Provision for foreign taxes...       --       --        --        --      (325)
                                -------  -------  --------  --------  --------
Net loss......................  $(3,583) $(7,960) $(11,709) $(19,662) $(28,605)
                                =======  =======  ========  ========  ========
Basic and diluted net loss per
 share........................  $ (0.18) $ (0.33) $  (0.43) $  (0.70) $  (0.71)
                                =======  =======  ========  ========  ========
Shares used in computing basic
 and diluted net loss per
 share........................   20,466   23,826    27,278    27,932    40,426
                                =======  =======  ========  ========  ========
                                               December 31,
                                ----------------------------------------------
                                 1995     1996      1997      1998      1999
                                -------  -------  --------  --------  --------
                                              (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents and
 short-term investments.......  $   386  $ 8,359  $  1,884  $  5,575  $140,834
Working capital (deficit).....   (4,590)   7,561       607     4,939   136,551
Total assets..................      603    9,076     3,111     8,280   151,497
Total stockholders' equity
 (deficit)....................   (4,387)   6,708      (847)   (2,014)  133,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

   We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. The general availability version of our Commerce software was not delivered to our partners until December 1998, and some of our partners have conducted or are about to conduct pilot programs using this software. Some partners began using the technology on a limited commercial basis in January 2000.

   We license our DRM platform to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive all of our revenues from initial license fees, associated software support and training services, and TrustNet clearinghouse services. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Some of our license agreements relating to uses of our technology within enterprises for privately managing proprietary data may require a per-user fee. Within the next several years, we anticipate that our revenues will be derived primarily from transaction fees and, to a significantly lesser extent, from TrustNet clearinghouse services, initial license fees and software support and training services fees. However, we do not expect to recognize any transaction revenue until the third or fourth quarter of 2000. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

   We are targeting relationships that will establish our DRM platform in several markets, including entertainment, business information, and publishing. To date, a significant part of our licensing efforts has been focused on adoption of our technology by the music industry as we believe it will be an early implementer of DRM technology. We believe that if our general purpose platform is adopted in the music market, we will be positioned to have our platform adopted in additional entertainment markets including games, audio books, and video, and other markets, including business information and publications.

   We have four basic types of license agreements: commerce service licenses, business licenses, applications licenses and hardware licenses. These agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread use of our technology, through December 31, 1999, we have on three occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. In the future, we may enter into other equity payment arrangements.

   Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified upgrade and do not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At December 31, 1999, we had approximately $13.2 million of deferred license revenue that will be recognized in future periods.

   Through December 31, 1999, on three occasions we received license fees in the form of minority equity positions in non-public entities in exchange for technology licenses. We received approximately 1.7 million shares of common stock from one licensee, 882 shares of common stock from the second licensee, and 148,300 shares of common stock from the third licensee, which we believe represented approximately 10%, 18% and 5% of the outstanding shares of the licensees as of the license date. Because the entities were recently formed, privately-held companies and we were unable to obtain sufficient evidence of the fair value of the common stock of the entities, we did not record revenue or deferred revenue from the license fees. We are obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. We are not obligated to provide any funding to any licensee for the development of the licensee's software.

   For contracts entered into before 1998, we recognize revenue as the amounts are earned under the related agreements, provided no significant obligations exist and the related receivable is determined to be collectible, consistent with Statement of Position 91-1, Software Revenue Recognition. Our license revenues in 1997 were derived from licenses of pre-commercial versions of our software.

   Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of December 31, 1999. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any transaction fees from commercial transactions or services, or sales of products.

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

   TrustNet clearinghouse service revenues represent primarily service fees from our customers for the use of our TrustNet clearinghouse infrastructure in pilot and test applications and services. Service revenues generally include consulting and system integration services provided to the customer to establish an interface with the TrustNet clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting and system integration fees are recognized as services are performed and monthly service fees are recognized over the term of the service period.

   Through the end of 1998, we were in the development stage and had a limited number of licensees. Mitsubishi, a stockholder, accounted for 91% of total revenues in 1997 and 25% of total revenues in 1999. Reciprocal accounted for 9% of total revenues in 1997, 66% in 1998, and 13% in 1999. Bertelsmann accounted for 21% of total revenues in 1998. NatWest accounted for 13% of total revenues in 1998. Computacenter accounted for 12% of total revenues in 1999. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

   In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our business model is new and unproven and has not succeeded in generating sufficient revenue to sustain or grow our business. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. We anticipate that our operating expenses will substantially increase in future quarters. We expect to incur additional losses for at least the next several years. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, we have limited and delayed insight on consumer trends and sales, which makes prediction of our future revenues difficult.

   In October 1999, we purchased audio decoding and rendering technology and related assets and received a license to video technology from a third party, in exchange for 170,000 shares of our common stock and $100,000 in cash. The purchase price of $1.4 million was capitalized as purchased technology and included intangible assets. We are amortizing the value of the technology acquired over its estimated useful life of approximately four years.

   In March 2000, we acquired Infinite Ink Corporation, a developer of software solutions for rendering and protecting electronic publishing. We acquired all of the shares of capital stock of Infinite Ink in exchange for 230,462 shares of our common stock and assumed all outstanding options of Infinite Ink, which were converted into options to purchase 68,052 shares of our common stock. The transaction was accounted for as a purchase with an estimated purchase price of approximately $28.0 million. We are currently evaluating the acquisition, including the value of in-process research and development, in order to determine the allocation of the purchase price.

Results of Operations

Years Ended December 31, 1998 and 1999

 Revenues

   Total revenues increased from $152,000 in 1998 to $1.5 million in 1999. Software support and training services accounted for 100% of total revenues in 1998. License fees, software support and training services, and TrustNet clearinghouse services accounted for 50%, 40% and 10% of total revenues in 1999.

   No license revenues were recognized in 1998 as the general availability release of our Commerce software was not delivered to our partners until December 1998. License revenues were $778,000 in 1999, and represent the amortization of deferred license fees.

   Revenues from software support and training services increased from $152,000 in 1998 to $613,000 in 1999. This increase was due to support and training fees from additional partner licensing agreements.

   No TrustNet clearinghouse services revenue was recognized in 1998 as the service was first offered to our partners in the fourth quarter of 1999. TrustNet clearinghouse services revenues of $150,000 in 1999 were received from one partner.

 Cost of revenues

   Cost of license revenues consists primarily of the costs incurred to manufacture, package, distribute our products and related documentation and the amortization of purchased technology. Cost of software support and training services consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both onsite at our facilities as well as offsite at partner locations. Cost of TrustNet clearinghouse services includes the cost of personnel, computer hardware, and support of the off-site service center. Total cost of revenues was $191,000 in 1998 and $1.0 million in 1999. The period-over-period increase resulted from increased costs incurred to support our new partners and the introduction of TrustNet clearinghouse services in 1999.

   No costs were incurred for licenses during 1998, as we did not deliver the general availability release of our Commerce software to our partners until December 1998. Cost of license revenues was $141,000 in 1999. Cost of license revenues is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

   Cost of software support and training services revenues increased from $191,000 in 1998 to $470,000 in 1999. The increase in cost of software support and training services revenues represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

   No costs were incurred for TrustNet clearinghouse services during 1998, as we did not provide this service until the fourth quarter of 1999. Costs of $436,000 incurred in 1999 reflect the cost of personnel, hardware expenses, and the cost of the off-site service center.

 Research and development

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was $13.0 million in 1998 and $16.5 million in 1999. This increase was primarily attributable to a $2.6 million increase in personnel costs and consultant services associated with both product research and development and $329,000 of recruiting costs. We believe that continued investment in research and development is critical to attaining our strategic product objective, and we expect these expenses to increase significantly in absolute dollars in future periods.

 Sales and marketing

   Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased from $3.9 million in 1998 to $6.9 million in 1999. This increase reflects the costs associated with increased selling efforts. The increase in these costs is comprised primarily of $1.4 million in increased personnel costs, $900,000 in increased public relations and other promotional costs, and $500,000 in increased travel costs. We expect sales and marketing expenses to increase significantly in absolute dollars due to planned growth of our sales and partner development organizations, including the establishment of additional domestic and international offices, and aggressive implementation of advertising and promotional programs.

 General and administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased from $2.7 million in 1998 to $5.6 million in 1999. This increase was primarily attributable to a $1.5 million increase in personnel costs, as a result of increased executive, legal and accounting personnel, a $399,000 increase in outside legal costs, a $364,000 increase in travel costs, and $200,000 in expenses related to being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional operating systems necessary to support a public company.

 Deferred stock compensation

   We recorded total deferred stock compensation of $8.3 million in 1999. This amount represents the difference between the exercise prices of employee stock options and what were considered to be the fair values of our common stock on the dates of the grants. We are amortizing this amount over the vesting periods of the applicable options using a graded vesting method. We recognized $1.7 million of related compensation expense in 1999. The total charges to be recognized in future periods from amortization of deferred stock compensation recorded as of December 31, 1999 are anticipated to be $3.3 million for 2000, $2.0 million for 2001, $1.1 million for 2002, and $244,000 for 2003.

 Interest income (expense), net

   Interest income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments offset by interest expense incurred on convertible promissory notes. We recognized $42,000 in interest income in 1998 and approximately $1.9 million of interest income in 1999. The increase in interest income results from increases in the amount of interest-bearing investments outstanding, which were primarily derived from the net proceeds of $123.4 million from our initial public offering in October 1999. We recorded $37,000 in interest expense in 1998 related to convertible promissory notes that were subsequently converted to preferred stock. We had no interest expense in 1999.

 Income taxes

   We have incurred net losses since inception for federal and state tax purposes and have not recognized a domestic tax provision or benefit. In 1999, we recorded a tax provision of $325,000 related to foreign withholding taxes on two license agreements for which we may receive a tax benefit in the future. As of December 31, 1999, we had $58.4 million of federal and $7.4 million of state net operating loss carryforwards to offset against future taxable income. We also had $1.5 million of federal research and development tax credit carryforwards. The related deferred tax assets have been fully reserved through December 31, 1999. The federal net operating loss and tax credit carryforwards expire in years 2007 through 2019, if not used. The state net operating loss carryforwards expire in years 2000 through 2004, if not used. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Years Ended December 31, 1997 and 1998

 Revenues

   Total revenues were $1.1 million in 1997 and $152,000 in 1998. The decrease in total revenues in 1998 was primarily related to $1.0 million of revenue recognized from a limited term license recorded in 1997.

   Software support and training services accounted for 9% of total revenues in 1997 and 100% of total revenues in 1998. Software support and training services revenues increased from $100,000 in 1997 to $152,000 in 1998. The increase from 1997 to 1998 was due to support and training fees from additional partner licensing agreements.

 Cost of revenues

   Total cost of revenues was related entirely to software support and training services in 1997 and 1998. Total cost of revenues increased from $102,000 in 1997 to $191,000 in 1998. The increase in the cost of software support and training services revenues represents the increase in support personnel time required to provide technical assistance and training to a greater number of our partners.

 Research and development

   Research and development expenses increased from $8.3 million in 1997 to $13.0 million in 1998. These increases were primarily attributable to increases in personnel costs and consultant services associated with product research and development of $3.7 million in 1998.

 Sales and marketing

   Sales and marketing expenses increased from $2.7 million in 1997 to $3.9 million in 1998. The increase in 1998 was primarily attributable to a $408,000 increase in personnel costs and consultant services associated with increased selling efforts, and a $176,000 increase in public relations costs and other promotional expenses.

 General and administrative

   General and administrative expenses increased from $1.9 million in 1997 to $2.7 million in 1998. This increase was primarily attributable to increases in legal and accounting personnel that resulted in increases in personnel costs of $371,000 in 1998. Expenses associated with the preparation of new patent applications, patent application processing fees, and attorneys costs associated with patent applications and maintaining our patent portfolio totaled $334,000 in 1997 and $237,000 in 1998.

 Interest income (expense), net

   Interest income (expense), net, was primarily derived from interest earned on cash and cash equivalents offset by interest expense incurred on convertible promissory notes. Net interest income decreased from $229,000 in 1997 to $5,000 in 1998. Interest income decreased from $229,000 in 1997 to $42,000 in 1998. The change in interest income results primarily from changes in the amount and rate of interest-bearing investments outstanding during each period. We recorded $37,000 of interest expense in 1998 related to two separate convertible promissory notes.

Quarterly Results of Operations

   The following table contains, for the periods presented, selected data from our consolidated statements of operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results of operations for these periods. This unaudited information should be read in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have incurred losses in each quarter since inception and expect to continue to incur losses through at least the next several years.

                                                     Three Months Ended
                          ------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1998      1998      1998      1998      1999      1999      1999      1999
                          --------  --------  --------- --------  --------  --------  --------- --------
                                                       (in thousands)
Revenues:
  Licenses..............  $   --    $   --     $   --   $   --    $   167   $   142    $   187  $   282
  Software support and
   training services....       25        25         25       77        65       112        176      260
  Clearinghouse
   services.............      --        --         --       --        --        --         --       150
                          -------   -------    -------  -------   -------   -------    -------  -------
   Total revenues.......       25        25         25       77       232       254        363      692
Cost of revenues:
  Licenses..............      --        --         --       --         32        10         24       75
  Software support and
   training services....       40        44         50       57        87       121        126      136
  Clearinghouse
   services.............      --        --         --       --        --        --          90      346
                          -------   -------    -------  -------   -------   -------    -------  -------
   Total cost of
    revenues............       40        44         50       57       119       131        240      557
                          -------   -------    -------  -------   -------   -------    -------  -------
Gross profit (loss).....      (15)      (19)       (25)      20       113       123        123      135
Operating costs and
 expenses:
  Research and
   development..........    3,215     3,143      3,299    3,384     3,436     3,652      4,587    4,797
  Sales and marketing...    1,004       898        956    1,012     1,134     1,315      1,732    2,705
  General and
   administrative.......      554       521        683      959       759     1,358      1,521    1,950
  Amortization of
   deferred stock
   compensation               --        --         --       --         27       168        625      884
                          -------   -------    -------  -------   -------   -------    -------  -------
   Total operating costs
    and expenses........    4,773     4,562      4,938    5,355     5,356     6,493      8,465   10,336
Loss from operations....   (4,788)   (4,581)    (4,963)  (5,335)   (5,243)   (6,370)    (8,342) (10,201)
Interest and other
 income (expense), net..      --         (9)        (2)      16        42       160        279    1,395
                          -------   -------    -------  -------   -------   -------    -------  -------
Loss before provision
 for foreign taxes......   (4,788)   (4,590)    (4,965)  (5,319)   (5,201)   (6,210)    (8,063)  (8,806)
Provision for foreign
 taxes..................      --        --         --       --        --        --         --      (325)
                          -------   -------    -------  -------   -------   -------    -------  -------
Net loss................  $(4,788)  $(4,590)   $(4,965) $(5,319)  $(5,201)  $(6,210)   $(8,063) $(9,131)
                          =======   =======    =======  =======   =======   =======    =======  =======

   We began recognizing revenue on a subscription basis under a number of license agreements in January 1999, after shipping the general availability version of our product at the end of December 1998. The increase in software support and training services revenue beginning in the quarter ended December 31, 1998 was the result of training services associated with new partner agreements. Software support and training services revenue in the quarter ended December 31, 1998 also included a one-time support fee related to a limited term license. Quarter over quarter increases in the cost of software support and training services reflect the increased effort of engineering personnel to provide support services to our partners. During the quarter ended June 30, 1998, we reduced the amount of employee travel, limited the amount of hiring, and reduced the number of consultants to InterTrust with the intention of managing cash flow. As a result of these efforts, our operating costs and expenses declined in all departments during the quarter ended June 30, 1998. Overall increases in research and development spending since the quarter ended March 31, 1998 are primarily attributable to increased headcount and spending on software tools used in the development of our products. The decrease in sales and marketing spending in the quarter ended June 30, 1998 also reflects a reduction in marketing personnel. Increases in sales and marketing expenses beginning in the quarter ended September 30, 1998 reflect additional headcount both domestically and internationally as well as increased expenses for travel, trade shows, public relations, and other promotional costs. General and administrative expenses generally increased quarter over quarter beginning in the quarter ended September 30, 1998, primarily as a result of increased legal and accounting personnel, costs associated with patent prosecution including filing and translation fees, and the use of outside patent counsel. General and administrative expenses in the quarter ended December 31, 1998 also included higher than normal charges for executive recruiting commissions, charges related to the writedown of abandoned computer equipment, and higher building maintenance expenses. General and administrative expenses in the quarter ended December 31, 1999 include higher expenses related to being a public company and higher building expenses related to our new corporate facility.

   We anticipate that research and development, sales and marketing, and general and administrative expenses will increase in absolute dollars as a result of new hires and related personnel costs. Sales and marketing spending is expected to increase as a result of our spending on branding, trade shows, advertising, and promotion. Beginning in the quarter ending June 30, 2000, we also expect to incur increases in our quarterly operating costs and expenses of $150,000 as a result of the new facility lease we entered into in January 2000.

   We expect our revenues to vary. If our revenue levels fall below our expectations, our net loss will increase because only a small portion of our expenses varies with our revenues. In the future, our operating results may fall below the expectations of securities analysts and investors. If this occurs, the market price of our common stock would likely decline.

Liquidity and Capital Resources

   Cash and cash equivalents and short-term investments were $140.8 million at December 31, 1999, an increase of $135.2 million from December 1998. The increase in 1999 is primarily the result of cash generated from private placements of equity securities of $31.4 million, the exercise of employee stock options and warrants for $4.3 million, and net proceeds of $123.4 million from our initial public offering completed in October 1999.

   Net cash used in operating activities totaled $20.4 million in 1999. The cash used in 1999 is primarily attributable to the net loss of $28.6 million, increases in accounts receivable of $1.1 million, other current assets of $1.0 million, and deferred compensation of $1.9 million, offset by an increase of $4.6 million in deferred revenue and increases of $3.1 million in accounts payable and accrued liabilities.

   In 1999, our investing activities consisted primarily of capital expenditures totaling $3.0 million and purchases of investments totalling $42.7 million. Capital acquisitions were principally comprised of office furniture and equipment for our new corporate facility and computer equipment and software used to support our product development and growing employee base. Although to date our requirements for capital expenditures have been moderate, we anticipate a substantial increase in capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure, and personnel.

   At December 31, 1999, our principal source of liquidity was $140.8 million in cash and cash equivalents and short-term investments. We believe that the net proceeds of this offering, together with our cash and cash equivalents and credit facilities with our equipment vendors, will be sufficient to meet our working capital needs for at least the next 12 months. From then on, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures or anticipated requirements or take advantage of future opportunities.

   On March 15, 2000, we filed a registration statement on Form S-1 relating to a proposed offering of 6,500,000 shares of our common stock, of which 3,000,000 shares will be offered by us and 3,500,000 shares will be offered by certain selling stockholders. We anticipate that the offering will be consummated in April 2000.

Recent Accounting Pronouncements

   We adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of 97-2, as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 98-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our operating results.

   In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of some passages provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We believe the adoption of SOP 98-9 will not have a material effect on our operating results or financial condition.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This bulletin summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the quarter ended June 30, 2000. We are currently assessing the impact of SAB 101 and believe that its adoption will not have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

   Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 1999, our cash and cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, U.S. government obligations, and corporate debt securities held by two major financial institutions in the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Year 2000 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. RELATED PARTY TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Related Party Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements--See Index to Financial Statements and Financial Statement Schedule at page F-1 of this Form 10-K.

   (a)(2) Financial Statement Schedules--Schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

   (a)(3) Exhibits:

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.2*   Sixth Amended and Restated Certificate of Incorporation filed with the
         Secretary of State of Delaware on November 1, 1999.

  3.4*   Amended and Restated Bylaws of the Registrant.

  4.1*   Reference is made to Exhibits 3.2 and 3.4.

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

 10.2*   1999 Equity Incentive Plan and forms of agreements thereunder.

 10.3*   1999 Employee Stock Purchase Plan.

 10.4*   1999 Non-Employee Directors Option Plan.

 10.11*  Lease between Mission West Properties, L.P. and the Registrant dated
         July 21, 1999.

 10.12* Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August
         18, 1998.

 10.13* Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999.

 10.14* Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996

 10.15* Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996.

 10.16* Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September
         7, 1999

 10.17* Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated
         August 18, 1998.

 10.18*  Amendment to Technology Development and License Agreement by and
         between the Registrant and Universal Music Group, Inc. dated April 13,
         1999

 10.19** Building Lease Agreement by and between First State Realty of America,
         Inc. and the Registrant dated January 24, 2000.

 21.1*   Subsidiaries of the Registrant.

 Exhibit
 Number                Description of Document
 -------               -----------------------
 23.1    Consent of Ernst & Young LLP, independent auditors.

 24.1    Power of Attorney. (See page 43)

 27.1**  Financial Data Schedule.

--------
 * Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-84033).

** Incorporated by reference to similarly numbered exhibit to the Registration
   Statement on Form S-1 filed by the Registrant (Reg. No. 333-32484).

   (b) We filed a Report on Form 8-K dated January 5, 2000 reporting the resignation of our President, Peter van Cuylenburg, on December 23, 1999.

(c) Exhibits

   See (a)(3) above.

(d) Financial Statement Schedules

   See (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000                            INTERTRUST TECHNOLOGIES CORPORATION
                                          (Registrant)

                                          By:       /s/ Victor Shear
                                            -----------------------------------
                                                        Victor Shear
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Shear and Edmund J. Fish, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

          /s/ Victor Shear           Chairman of the Board and     March 30, 2000
____________________________________  Chief Executive Officer
            Victor Shear              (Principal Executive
                                      Officer)

        /s/ David C. Chance          Executive Vice Chairman       March 30, 2000
____________________________________
          David C. Chance


         /s/ Edmund J. Fish          Director, Executive Vice      March 30, 2000
____________________________________  President and Chief
           Edmund J. Fish             Business Officer

         /s/ David Van Wie           Director and Senior Vice      March 30, 2000
____________________________________  President of Research
           David Van Wie


       /s/ Bruce Fredrickson         Director                      March 30, 2000
____________________________________
         Bruce Fredrickson

        /s/ Satish K. Gupta          Director                      March 30, 2000
____________________________________
          Satish K. Gupta


           /s/ David Lund            Controller (Principal         March 30, 2000
____________________________________  Financial and Accounting
             David Lund               Officer)


                               INDEX TO EXHIBITS

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.2*   Sixth Amended and Restated Certificate of Incorporation filed with the
         Secretary of State of Delaware on November 1, 1999.

  3.4*   Amended and Restated Bylaws of the Registrant.

  4.1*   Reference is made to Exhibits 3.2 and 3.4.

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

 10.2*   1999 Equity Incentive Plan and forms of agreements thereunder.

 10.3*   1999 Employee Stock Purchase Plan.

 10.4*   1999 Non-Employee Directors Option Plan.

 10.11*  Lease between Mission West Properties, L.P. and the Registrant dated
         July 21, 1999.

 10.12* Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August
         18, 1998.

 10.13* Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999.

 10.14* Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996

 10.15* Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996.

 10.16* Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September
         7, 1999

 10.17* Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated
         August 18, 1998.

 10.18*  Amendment to Technology Development and License Agreement by and
         between the Registrant and Universal Music Group, Inc. dated April 13,
         1999

 10.19** Building Lease Agreement by and between First State Realty of America,
         Inc. and the Registrant dated January 24, 2000.

 21.1*   Subsidiaries of the Registrant.

 23.1    Consent of Ernst & Young LLP, independent auditors.

 24.1    Power of Attorney. (See page 43)

 27.1**  Financial Data Schedule.

--------
 * Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-84033).

** Incorporated by reference to similarly numbered exhibit to the Registration
   Statement on Form S-1 filed by the Registrant (Reg. No. 333-32484).

                      INTERTRUST TECHNOLOGIES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors........................... F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit)................... F-5
Consolidated Statements of Cash Flows....................................... F-7
Notes to Consolidated Financial Statements.................................. F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterTrust Technologies Corporation

   We have audited the accompanying consolidated balance sheets of InterTrust Technologies Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterTrust Technologies Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young LLP

Palo Alto, California
January 14, 2000, except as to
 the paragraph titled "Stock Split"
 of Note 1, as to which the date is
 January 27, 2000

                      INTERTRUST TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  5,575  $ 98,286
  Short-term investments...................................      --     42,548
  Accounts receivable......................................    1,545     2,562
  Other current assets.....................................      132     1,182
                                                            --------  --------
    Total current assets...................................    7,252   144,578
Property and equipment, net................................      938     3,356
Intangible assets..........................................       90     3,563
                                                            --------  --------
                                                            $  8,280  $151,497
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $    549  $  2,184
  Accrued compensation.....................................      560     1,113
  Other accrued liabilities................................      610     1,678
  Deferred revenue.........................................      594     3,052
                                                            --------  --------
    Total current liabilities..............................    2,313     8,027
Deferred revenue--long-term portion........................    7,981    10,118
Commitments
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value, 10,000,000
   shares authorized, 21,000,774 shares and none issued and
   outstanding at December 31, 1998 and 1999,
   respectively............................................       21       --
  Common stock, $0.001 par value, 120,000,000 shares
   authorized, 29,341,296 and 79,216,996 shares issued and
   outstanding at December 31, 1998 and 1999...............       29        79
Additional paid-in capital.................................   43,672   214,241
Deferred stock compensation................................      --     (6,600)
Notes receivable from stockholders.........................     (276)     (196)
Accumulated other comprehensive income (loss)..............      --       (107)
Accumulated deficit........................................  (45,460)  (74,065)
                                                            --------  --------
    Total stockholders' equity (deficit)...................   (2,014)  133,352
                                                            --------  --------
                                                            $  8,280  $151,497
                                                            ========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
Revenues:
  Licenses...................................... $  1,000  $    --   $    778
  Software support and training services........      100       152       613
  Clearinghouse services........................      --        --        150
                                                 --------  --------  --------
    Total revenues..............................    1,100       152     1,541
Cost of revenues:
  Licenses......................................      --        --        141
  Software support and training services........      102       191       470
  Clearinghouse services........................      --        --        436
                                                 --------  --------  --------
    Total cost of revenues......................      102       191     1,047
                                                 --------  --------  --------
Gross profit (loss).............................      998       (39)      494
Operating costs and expenses:
  Research and development......................    8,287    13,041    16,472
  Sales and marketing...........................    2,717     3,870     6,886
  General and administrative....................    1,932     2,717     5,588
  Amortization of deferred stock compensation...      --        --      1,704
                                                 --------  --------  --------
    Total operating costs and expenses..........   12,936    19,628    30,650
                                                 --------  --------  --------
Loss from operations............................  (11,938)  (19,667)  (30,156)
Interest and other income, net..................      229         5     1,876
                                                 --------  --------  --------
Loss before provision for foreign taxes.........  (11,709)  (19,662)  (28,280)
Provision for foreign taxes.....................      --        --       (325)
                                                 --------  --------  --------
Net loss........................................ $(11,709) $(19,662) $(28,605)
                                                 ========  ========  ========
Net loss per share
Basic and diluted net loss per share............ $  (0.43) $  (0.70) $  (0.71)
                                                 ========  ========  ========
Shares used in computing basic and diluted net
 loss per share.................................   27,278    27,932    40,426
                                                 ========  ========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (in thousands, except share amounts)

                      Convertible                                                   Notes      Accumulated
                    Preferred Stock      Common Stock    Additional   Deferred    Receivable      Other
                   ------------------- -----------------  Paid-In      Stock         From     Comprehensive Accumulated
                     Shares     Amount   Shares   Amount  Capital   Compensation Stockholders Income (Loss)   Deficit
                   -----------  ------ ---------- ------ ---------- ------------ ------------ ------------- -----------
Balance at
December 31,
1996.............   10,733,800   $11   27,186,688  $27    $20,760       $ --         $--          $ --       $(14,089)
 Issuance of
 series B
 preferred
 stock...........    1,866,976     2          --    --      3,998         --          --            --            --
 Issuance of
 common stock
 upon exercise of
 warrant.........          --     --       32,000   --         20         --          --            --            --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --      361,832   --        152         --          (68)          --            --
 Compensation
 related to stock
 option granted..          --     --          --    --         49         --          --            --            --
 Net loss........          --     --          --    --        --          --          --            --        (11,709)
                   -----------   ---   ----------  ---    -------       ----         ----         ----       --------
Balance at
December 31,
1997.............   12,600,776    13   27,580,520   27     24,979         --          (68)          --        (25,798)
 Issuance of
 series B
 preferred
 stock...........    6,968,288     7          --    --     14,824         --          --            --            --
 Issuance of
 series B
 preferred stock
 upon conversion
 of convertible
 note payable and
 accrued
 interest........    1,431,710     1          --    --      3,066         --          --            --            --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --    1,637,800    2        727         --         (366)          --            --
 Forgiveness of
 note receivable
 from
 stockholder.....          --     --          --    --        --          --          106           --            --
 Issuance of
 common stock
 upon net
 exercise of
 options and
 related
 compensation....          --     --       57,262   --         50         --          --            --            --
 Issuance of
 common stock
 upon net
 exercise of
 warrant and
 related
 compensation....          --     --       65,714   --         26         --          --            --            --
 Payments on
 notes receivable
 from
 stockholders....          --     --          --    --        --          --           52           --            --
 Net loss........          --     --          --    --        --          --          --            --        (19,662)
                   -----------   ---   ----------  ---    -------       ----         ----         ----       --------
Balance at
December 31,
1998.............   21,000,774    21   29,341,296   29     43,672         --         (276)          --        (45,460)
 Issuance of
 series C
 preferred
 stock...........    1,700,000     2          --    --      5,005         --          --            --            --
 Issuance of
 series D
 preferred
 stock...........    2,284,046     2          --    --      9,705         --          --            --            --
 Issuance of
 series E
 preferred
 stock...........    2,619,400     3          --    --     15,688         --          --            --            --
 Issuance of
 series E
 preferred stock
 upon conversion
 of note
 payable.........      166,666    --          --    --      1,000         --          --            --            --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --    6,354,814    6      3,893         --          --            --            --
 Issuance of
 common stock
 upon exercise of
 warrants........          --     --      630,000    1        374         --          --            --            --
 Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering........  (27,770,886)  (28)  27,770,886   28        --          --          --            --            --
                                     Total
                       Total     Stockholders'
                   Comprehensive    Equity
                   Income (Loss)   (Deficit)
                   ------------- -------------
Balance at
December 31,
1996.............      $ --         $ 6,709
 Issuance of
 series B
 preferred
 stock...........        --           4,000
 Issuance of
 common stock
 upon exercise of
 warrant.........        --              20
 Issuance of
 common stock
 upon exercise of
 options.........        --              84
 Compensation
 related to stock
 option granted..        --              49
 Net loss........        --         (11,709)
                   ------------- -------------
Balance at
December 31,
1997.............        --            (847)
 Issuance of
 series B
 preferred
 stock...........        --          14,831
 Issuance of
 series B
 preferred stock
 upon conversion
 of convertible
 note payable and
 accrued
 interest........        --           3,067
 Issuance of
 common stock
 upon exercise of
 options.........        --             363
 Forgiveness of
 note receivable
 from
 stockholder.....        --             106
 Issuance of
 common stock
 upon net
 exercise of
 options and
 related
 compensation....        --              50
 Issuance of
 common stock
 upon net
 exercise of
 warrant and
 related
 compensation....        --              26
 Payments on
 notes receivable
 from
 stockholders....        --              52
 Net loss........        --         (19,662)
                   ------------- -------------
Balance at
December 31,
1998.............        --          (2,014)
 Issuance of
 series C
 preferred
 stock...........        --           5,007
 Issuance of
 series D
 preferred
 stock...........        --           9,707
 Issuance of
 series E
 preferred
 stock...........        --          15,691
 Issuance of
 series E
 preferred stock
 upon conversion
 of note
 payable.........        --           1,000
 Issuance of
 common stock
 upon exercise of
 options.........        --           3,899
 Issuance of
 common stock
 upon exercise of
 warrants........        --             375
 Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering........        --             --

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     (in thousands, except share amounts)

                     Convertible                                                    Notes      Accumulated
                   Preferred Stock       Common Stock    Additional   Deferred    Receivable      Other
                   ------------------  -----------------  Paid-In      Stock         From     Comprehensive Accumulated
                   Shares    Amount      Shares   Amount  Capital   Compensation Stockholders Income (Loss)   Deficit
                   -------   --------  ---------- ------ ---------- ------------ ------------ ------------- -----------
 Issuance of
 common stock in
 public offering,
 net of issuance
 costs of
 $11,123.........        --         -- 14,950,000   15     123,412        --          --            --            --
 Issuance of
 common stock for
 asset
 acquisition.....        --         --    170,000   --       1,190        --          --            --            --
 Issuance of
 option for
 patent
 acquistion......        --         --        --    --       1,919        --          --            --            --
 Compensation
 related to
 issuance of
 common stock
 warrant.........        --         --        --    --          79        --          --                          --
 Deferred stock
 compensation....        --         --        --    --       8,304     (8,304)        --            --            --
 Amortization of
 deferred
 compensation....        --         --        --    --         --       1,704         --            --            --
 Forgiveness of
 note receivable
 from
 stockholders....        --         --        --    --         --         --           80           --            --
 Unrealized loss
 on short-term
 investments.....        --         --        --    --         --         --          --           (107)          --
 Net loss........        --         --        --    --         --         --          --            --        (28,605)
                    -------   -------- ----------  ---    --------    -------       -----         -----      --------
 Total
 comprehensive
 loss............
 Balance at
 December 31,
 1999............        --   $     -- 79,216,996  $79    $214,241    $(6,600)      $(196)        $(107)     $(74,065)
                    =======   ======== ==========  ===    ========    =======       =====         =====      ========
                                     Total
                       Total     Stockholders'
                   Comprehensive    Equity
                   Income (Loss)   (Deficit)
                   ------------- -------------
 Issuance of
 common stock in
 public offering,
 net of issuance
 costs of
 $11,123.........         --        123,427
 Issuance of
 common stock for
 asset
 acquisition.....         --          1,190
 Issuance of
 option for
 patent
 acquistion......         --          1,919
 Compensation
 related to
 issuance of
 common stock
 warrant.........         --             79
 Deferred stock
 compensation....         --            --
 Amortization of
 deferred
 compensation....         --          1,704
 Forgiveness of
 note receivable
 from
 stockholders....                        80
 Unrealized loss
 on short-term
 investments.....        (107)         (107)
 Net loss........     (28,605)      (28,605)
                   ------------- -------------
 Total
 comprehensive
 loss............     (28,712)
                   =============
 Balance at
 December 31,
 1999............                  $133,352
                                 =============


                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Operating activities
Net loss......................................... $(11,709) $(19,662) $(28,605)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..................      283       538       660
  Amortization of deferred stock compensation and
   other stock related compensation charges......       99       182     1,863
  Issuance of preferred stock for accrued
   interest......................................      --         37       --
  Changes in operating assets and liabilities:
    Accounts receivable..........................      --     (1,520)   (1,017)
    Other current assets.........................     (111)       24    (1,040)
    Accounts payable.............................      187      (105)    1,635
    Accrued compensation.........................      190       173       553
    Other accrued liabilities....................      214       193       928
    Deferred revenue.............................    1,000     6,075     4,595
                                                  --------  --------  --------
Net cash used in operating activities............   (9,847)  (14,065)  (20,428)

Investing activities
Purchases of short-term investments..............      --        --    (42,655)
Capital expenditures.............................     (662)     (509)   (3,017)
Other noncurrent assets..........................      (20)      (11)     (295)
                                                  --------  --------  --------
Net cash used in investing activities............     (682)     (520)  (45,967)

Financing activities
Proceeds from issuance of convertible promissory
 notes...........................................      --      3,030     1,000
Proceeds from issuance of preferred stock, net...    4,000    14,831    30,405
Proceeds from exercise of stock options and
 warrants, net...................................       54       363     4,274
Proceeds from issuance of common stock, net......      --        --    123,427
Proceeds from repayment of notes receivable from
 stockholders....................................      --         52       --
                                                  --------  --------  --------
Net cash provided by financing activities........    4,054    18,276   159,106
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (6,475)    3,691    92,711
Cash and cash equivalents at beginning of
 period..........................................    8,359     1,884     5,575
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $  1,884  $  5,575  $ 98,286
                                                  ========  ========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended
                                                               December 31,
                                                            ------------------
                                                            1997  1998   1999
                                                            ---- ------ ------
Supplemental schedule of noncash financing activities
Technology asset acquisition:
 Common stock issued in exchange for assets................ $ -- $  --  $1,190
                                                            ==== ====== ======
 Other assets received in exchange......................... $ -- $  --  $   10
                                                            ==== ====== ======
 Other liabilities assumed in exchange..................... $ -- $  --  $  140
                                                            ==== ====== ======
Patent acquired in exchange for stock option............... $ -- $  --  $1,919
                                                            ==== ====== ======
Increase in deferred stock compensation.................... $ -- $  --  $8,304
                                                            ==== ====== ======
Conversion of convertible promissory notes and accrued
 interest into convertible preferred stock................. $ -- $3,067 $1,000
                                                            ==== ====== ======


                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

   InterTrust Technologies Corporation (InterTrust) has developed a general-purpose digital rights management (DRM) platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. DRM technologies manage rights and interests in digital information. InterTrust was formed and incorporated in January 1990. InterTrust first shipped the general availability version of its Commerce software at the end of fiscal 1998. All of InterTrust's revenues through December 31, 1999 have been generated from licenses of and services related to its Commerce software.

 Stock split

   On January 27, 2000, InterTrust's Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of the company's common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

 Principles of Consolidation

   The consolidated financial statements include the accounts of InterTrust and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   InterTrust recognizes revenue from license fees, clearinghouse services, transaction fees, and software support and training services. License revenue, net of any discounts granted, is recognized after execution of a license agreement and delivery of the product, provided there are no remaining obligations relating to development, upgrades, new releases, or other future deliverables, and provided that the license fee is fixed or determinable, and collection of the fee is probable. For contracts entered after January 1, 1998, InterTrust allocates revenue between the elements of the arrangements, including the license, software support and training services, and the rights to unspecified upgrades and new releases based on the vendor specific evidence of the fair value of each of the elements. If Intertrust does not have vendor specific objective evidence of the fair value of the undelivered elements, license revenue is deferred for the delivered elements. InterTrust's license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where Intertrust is obligated to provide specified upgrades and does not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method.

   InterTrust began recognizing revenue under some license agreements in January 1999, subsequent to shipment of the general availability version of its Commerce software at the end of fiscal 1998. Under license

                      INTERTRUST TECHNOLOGIES CORPORATION
agreements with two preferred stockholders, InterTrust had received a total of $4,000,000 from nonrefundable license payments as of December 31, 1999.

   In 1999, InterTrust received license fees in the form of minority equity positions in three non-public entities in exchange for technology licenses. InterTrust received approximately 1.7 million shares of common stock from one licensee, 882 shares of common stock from a second licensee and 148,300 shares of common stock in a third licensee. InterTrust believes these shares represent approximately 10%, 18% and 5% of the outstanding shares of the licensees as of the license date. Because the entities are recently formed, privately held companies and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entities, InterTrust did not record revenue or deferred revenue from the license fees. InterTrust is obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to the licensees for the development of the licensees' software.

   For contracts entered into prior to 1998, InterTrust recognized revenue as the amounts were earned under the related agreements, provided no significant obligations existed and the related receivable was deemed collectible, in accordance with Statement of Position 91-1, "Software Revenue Recognition." InterTrust's license revenue in 1997 was derived from a license of a pre-commercial version of its software.

   InterTrust's license agreements also require the payment of a percentage transaction fee to InterTrust based on the fulfillment of a transaction that utilizes its technology. InterTrust's partners are required to pay all amounts due for transaction fees within 30 to 90 days after the end of each quarter. InterTrust's revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter subsequent to the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. InterTrust had received $1,000,000 in prepaid transaction fees from a preferred stockholder, which is included in deferred revenue as of December 31, 1998 and 1999. No transaction revenue has been recognized from commercial transactions or services as of December 31, 1999.

   Clearinghouse service revenues represent primarily service fees for the use of InterTrust's Trustnet clearinghouse. Service revenues typically include consulting services provided to the customer to establish an interface with the clearinghouse and monthly service fees to use Trustnet for the clearing of commercial transactions. Consulting fees are recognized as services are performed and monthly clearinghouse service fees are recognized over the term of the service period. Costs incurred to provide consulting personnel, computer hardware and support of an off-site service center are included as a component of cost of revenues.

   Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed upon amount. Software support and training service revenue is recognized over the period in which the services are provided, generally two years. Certain of InterTrust's partners were utilizing pre-commercial versions of its product in the development of their own solutions and, as a result, were utilizing InterTrust's software support and training services prior to the shipment of its commercial release in December 1998. Costs incurred to provide software support and training services are included as a component of cost of revenues.

   InterTrust adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of 97-2" (SOP 98-4), as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on InterTrust's operating results.

                      INTERTRUST TECHNOLOGIES CORPORATION

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of some passages provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. InterTrust will adopt the provisions of SOP 98-9 on January 1, 2000 and does not expect the application of this statement to materially impact the Company's revenues, results of operations or financial condition.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This bulletin summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. InterTrust is required to adopt SAB 101 no later than the quarter ended June 30, 2000. InterTrust is currently assessing the impact of SAB 101 and believes that adoption of SAB 101 will not have a material impact on InterTrust's results of operations or financial position.

 Cash and Cash Equivalents

   Cash and cash equivalents are stated at cost, which approximates fair value. InterTrust considers all highly liquid instruments with insignificant interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents consist primarily high-grade commercial paper and money market funds.

 Short-term investments

   Short-term investments are comprised primarily of U.S. government obligations and corporate debt securities and are classified as available-for-sale investments. The carrying value of the investments is adjusted to fair value with a resulting adjustment to stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and loses are recorded using the specific identification method and have been minimal through December 31, 1999.

 Foreign Currency Translation

   The U.S. dollar is the functional currency for InterTrust's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income.

 Concentration of Credit Risk

   InterTrust operates in the internet industry, which is rapidly evolving and intensely competitive.

   Financial instruments that potentially subject InterTrust to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are custodied with two major financial institutions and such deposits exceed federally insured limits. InterTrust's accounts receivable are primarily derived from customers located in North America, Europe, and Asia. InterTrust performs ongoing credit evaluations of its customers but does not require collateral from its customers. When required, InterTrust maintains allowances for credit losses, and to date, these losses have been within management's expectations.

   One customer, who is also a stockholder, accounted for 91% of total revenues in 1997 and 25% of total revenues in 1999. A second customer, also a stockholder, accounted for 9%, 66% and 13% of total revenues in 1997, 1998, and 1999, respectively. One customer accounted for 12% of total revenues in 1999. Two customers

                      INTERTRUST TECHNOLOGIES CORPORATION
accounted for 13% and 21% of total revenues in 1998. One customer accounted for 74% of accounts receivable at December 31, 1999.

 Fair Value of Financial Instruments

   The carrying values of InterTrust's financial instruments, which include cash and cash equivalents, accounts receivable, current liabilities, and notes receivable from stockholders, approximate their fair value.

 Investment in Non-Public Entities

   In 1999, InterTrust received approximately 10%, 18% and 5% equity interests in three non-public entities as consideration for license fees. Because the entities were recently formed, privately held companies and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity, InterTrust did not record revenue or deferred revenue from the license fees.

 Property and Equipment

   Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

 Intangible Assets

   Intangible assets are primarily comprised of purchased technology and patent rights, and capitalized patent application costs related to internally developed technology. These assets are amortized using the straight-line method over the estimated useful lives of the assets, generally four to seventeen years. As of December 31, 1999, InterTrust has recorded intangible assets valued at approximately $3.4 million and $61,000 of related net accumulated amortization.

   In October 1999, InterTrust purchased audio decoding and rendering technology and related assets, received a license to video decoding and rendering technology, and assumed certain liabilities, in exchange for 170,000 shares of InterTrust's common stock which was valued at $1.3 million and $100,000 in cash. The purchase price of $1.4 million was capitalized as purchased technology, and is being amortized over a four year expected life. InterTrust also agreed to pay up to an additional $10,000 for legal fees and $130,000 for tax liabilities incurred by the selling shareholders for a period of one year from the date of the agreement.

   In December 1999, InterTrust issued to a consultant a fully vested option to purchase 60,000 shares of common stock at an exercise price of $55 per share in exchange for patent rights to certain technology. The option is exercisable through December 2006. The value of the patent was based on the fair value of the option of $1.9 million and was capitalized as an intangible asset. The fair value of the option was determined using the Black-Sholes method. The asset is being amortized over its expected useful life of seventeen years

   InterTrust evaluates the recoverability of its long-lived assets in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. InterTrust assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

                      INTERTRUST TECHNOLOGIES CORPORATION

 Stock-Based Compensation

   InterTrust accounts for stock-based compensation for awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). InterTrust accounts for stock-based compensation awards to non-employees using the fair value method prescribed in FAS 123.

 Research and Development

   Research and development expenditures are expensed to operations as incurred. Costs incurred in the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility of the software has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." To date, InterTrust's software development has been completed concurrently with the establishment of technological feasibility and, as a result, no research and development costs have been capitalized.

 Advertising Expense

   InterTrust recognizes advertising expense as incurred. Advertising expense has been immaterial in all periods since inception.

 Comprehensive Loss

   Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income", requires companies to report unrealized holding gains and losses on available-for-sale securities in comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income includes changes in equity that are excluded from net income (loss). Comprehensive income (loss) for the periods ended December 31, 1999 has been included in InterTrust's Consolidated Statement of Changes in Stockholders' Equity. There was no difference between the comprehensive loss and the net loss in either of the years ended December 31, 1997 or 1998.

 Net Loss per Share

   InterTrust computes net loss per share in accordance with FAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin 98 (SAB 98). Under the provisions of FAS 128 and SAB 98, basic and diluted net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period less shares subject to repurchase. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

 Segments

   Effective January 1, 1998, InterTrust adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. InterTrust operates solely

                      INTERTRUST TECHNOLOGIES CORPORATION
in one segment, and therefore there is no impact on InterTrust's financial statements as a result of adopting FAS 131. For the year ended December 31, 1999, customers from Asia and Europe accounted for revenue totaling approximately $597,000 and $349,000, respectively. For the year ended December 31, 1998, revenue from customers outside the United States was $52,000 and was derived from customers in Europe.

2. INVESTMENTS

   The following is a summary fair value of available for sale securities at December 31, 1999 (in thousands):

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
Money market mutual funds............ $ 24,770     $ --      $ (12)   $ 24,758
U.S. Government and agency
 obligations.........................   30,037       --        (18)     30,019
Auction rate preferred stock.........   28,947        3        --       28,950
Corporate debt and equity
 securities..........................   51,685       --        (80)     51,605
                                      --------     ----      -----    --------
                                      $135,439     $  3      $(110)   $135,332
                                      ========     ====      =====    ========
Included in short-term investments...                                 $ 42,548
Included in cash and cash
 equivalents.........................                                   92,784
                                                                      --------
                                                                      $135,332
                                                                      ========

   The following table summarizes the fair value of debt maturities at December 31, 1999 (in thousands):

                                                             Amortized
                                                             Fair Cost  Value
                                                             --------- --------
Due in less than 1 year..................................... $ 95,243  $ 95,209
Due in 1-2 years............................................   11,710    11,674
Due in 2-3 years............................................    3,716     3,691
                                                             --------  --------
                                                             $110,669  $110,574
                                                             ========  ========

   InterTrust has classified its investments with maturities in excess of one year as short-term investments as it intends to liquidate the investments within twelve months.

3. PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost and consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
Computer equipment and software................................ $1,465  $ 2,727
Furniture and equipment........................................    193    1,814
Leasehold improvements.........................................     56      190
                                                                ------  -------
                                                                 1,714    4,731
Accumulated depreciation and amortization......................   (776)  (1,375)
                                                                ------  -------
                                                                $  938  $ 3,356
                                                                ======  =======

                      INTERTRUST TECHNOLOGIES CORPORATION

4. COMMITMENTS

   InterTrust has entered into noncancellable operating leases for facilities and equipment that expire at various dates through August 2004. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. Future minimum lease payments under these leases at December 31, 1999 are as follows (in thousands):

Years ending December 31:
  2000.................................................................. $2,288
  2001.................................................................. $2,129
  2002.................................................................. $1,784
  2003.................................................................. $1,838
  2004.................................................................. $1,255
                                                                         ------
    Total minimum lease payments........................................ $9,294
                                                                         ======

   Rent expense for all operating leases was approximately $320,000, $258,000, and $1,199,000 in 1997, 1998, 1999, respectively.

5. STOCKHOLDERS' EQUITY (DEFICIT)

   In October 1999, InterTrust raised approximately $123.4 million, net of issuance costs, from an initial public offering of 14,950,000 shares of its common stock. In connection with the offering all of the then outstanding shares of Series A, B, C, D,and E preferred stock and Class A and B common stock were converted into common stock on a one-for-one basis.

 Preferred Stock

   Effective October 1999, the stockholders of InterTrust approved an amendment to InterTrust's certificate of incorporation authorizing 10,000,000 shares of preferred Stock. The board of directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or designation of the series.

 1999 and 1995 Stock Option Plans

   Pursuant to the 1999 Equity Incentive Plan and 1995 Stock Option Plan, incentive stock options may be granted at prices not less than the fair values as determined by the board of directors, while nonstatutory options granted under the plans are at prices not less than 85% of the fair values on the respective dates of the grant. Options expire after ten years. Options generally vest ratably over a period of no more than five years. The 1999 Equity Incentive Plan provides for an automatic annual increase to the plan by the lesser of 4% of the outstanding common stock at January 1 or 3,000,000 shares. At December 31, 1999, no options were available for further grant under the 1995 Stock Option Plan.

 Non Plan Stock Options

   InterTrust's board of directors has granted to eligible participants nonqualified stock options to purchase shares of common stock. The options generally expire up to six years after the date of grant or earlier if employment or relationship is terminated. The options generally become exercisable ratably over a period of no more than four years. The exercisable options may be exercised in whole or in part but no more frequently than twice a year and in amounts of no less than 250 shares.

                      INTERTRUST TECHNOLOGIES CORPORATION

   Information about stock option activity is summarized as follows:

                                                                 Shares
                                                          ---------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                              Available   Outstanding   Price
                                              ----------  -----------  --------
Balance at December 31, 1996................   1,360,092  10,997,992    $0.41
  Shares authorized.........................   4,964,664         --       --
  Options granted...........................  (7,411,264)  7,411,264    $0.73
  Options exercised.........................         --     (461,832)   $0.38
  Options canceled..........................   1,440,088  (1,988,120)   $0.51
                                              ----------  ----------    -----
Balance at December 31, 1997................     353,580  15,959,304    $0.54
  Shares authorized.........................   2,560,000         --       --
  Options granted...........................  (3,232,000)  3,232,000    $2.64
  Options exercised.........................         --   (1,753,214)   $0.46
  Options canceled..........................     522,112    (522,112)   $0.73
                                              ----------  ----------    -----
Balance at December 31, 1998................     203,692  16,915,978    $0.70
  Shares authorized.........................   6,524,056         --       --
  Options granted...........................  (5,830,658)  5,830,658    $6.66
  Options exercised.........................         --   (6,368,706)   $0.64
  Options canceled..........................     828,848    (828,848)   $1.16
  Options expired...........................    (637,338)        --       --
                                              ----------  ----------    -----
Balance at December 31, 1999................   1,088,600  15,549,082    $2.93
                                              ==========  ==========    =====
Exercisable and vested at December 31,
 1999.......................................               6,609,913
                                                          ==========
Shares of common stock subject to repurchase
 at December 31, 1999.......................                 500,001
                                                          ==========

   During 1998, InterTrust received a note receivable in the amount of approximately $319,000 from one of its officers upon his exercise of an option to purchase 640,000 shares of common stock. As of December 31, 1999, approximately 267,000 of these shares were subject to repurchase by InterTrust at the original exercise price. The repurchase right lapses ratably over the 48-month vesting period of the underlying option. The note bears interest at 8% per annum and is secured by the related stock and general assets of the officer. The note and related interest are being forgiven over a period of four years of employment. InterTrust is recording compensation expense as the note is forgiven.

   The following table summarizes information about options at December 31, 1999:

                                                           Options
                   Options Outstanding                   Exercisable
      ------------------------------------------------------------------
                                  Weighted   Weighted           Weighted
         Range of                  Average   Average            Average
         Exercise                Contractual Exercise           Exercise
          Prices        Shares      Life      Price    Shares    Price
      --------------  ---------- ----------- -------- --------- --------
                                 (In years)
      $0.01 - $0.63    3,754,700    4.70      $ 0.36  3,463,321  $ 0.33
          $0.75        3,239,700    7.16      $ 0.75  1,622,734  $ 0.75
      $1.00 - $1.75    3,881,464    8.49      $ 1.38  1,216,511  $ 1.27
      $3.00 - $7.65    3,861,818    9.68      $ 6.17    220,641  $ 5.30
      $9.00 - $62.94     811,400    9.84      $15.52     86,706  $41.14
                      ----------                      ---------
      $0.01 - $3.50   15,549,082    7.66      $ 2.93  6,609,913  $ 1.31
                      ==========                      =========

                      INTERTRUST TECHNOLOGIES CORPORATION

 Stock-Based Compensation

   In connection with the grant of options to employees during the year ended December 31, 1999, InterTrust recorded deferred stock compensation of $8,304,000 for the difference between the exercise prices of those options at their respective dates of grant and what was considered to be the fair values for accounting purposes of the shares of common stock subject to the options. These amounts are included as a reduction of stockholders' equity and are being amortized on a graded vesting method. The compensation expense of $1,704,000 during the year ended December 31, 1999 relates to options awarded to employees in all operating expense categories. These amounts have not been separately allocated between operating expense categories.

   Pro forma information regarding net loss is required by FAS 123 as if InterTrust had accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because InterTrust's options grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

   The fair value of InterTrust's stock-based awards to employees was estimated assuming no expected dividend, a near-zero volatility as a non public company in 1997 and 1998, and the following weighted average assumptions:

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
Expected life in years........................................ 5.0   4.0   4.0
Risk-free interest rate....................................... 6.0%  6.0%  5.3%
Volatility.................................................... 0.0   0.0   .50

   The weighted-average fair value of options granted during 1997, 1998 and 1999 was $0.37, $0.61, and $3.54 per share, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the vesting period of the award. InterTrust's pro forma information is as follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Pro forma net loss............................... $(12,645) $(21,115) $(34,481)
                                                  ========  ========  ========
Pro forma basic and diluted net loss per share... $  (0.46) $  (0.76) $  (0.85)
                                                  ========  ========  ========

 Employee Stock Purchase Plan

   In 1999, the stockholders approved InterTrust's 1999 employee stock purchase plan. A total of 700,000 shares of common stock have been reserved for issuance under this purchase plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of InterTrust's common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. The 1999 employee stock purchase plan provides for an automatic annual increase to the plan by the lesser of

                      INTERTRUST TECHNOLOGIES CORPORATION

2% of the outstanding common stock at January 1 or 700,000 shares. No shares had been issued from the plan as of December 31, 1999.

 Non-Employee Directors Option Plan

   In 1999, the stockholders approved InterTrust's 1999 non-employee directors option plan. The director's plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of InterTrust. A total of 700,000 shares of common stock have been reserved for issuance under the director's plan. The directors plan provides for an automatic annual increase to the plan at January 1 to restore the available shares to 700,000 shares. No shares had been issued from the plan as of December 31, 1999.

 Warrants

   In September 1999, InterTrust entered into a financial consulting arrangement and concurrently issued a warrant to purchase 650,000 shares of common stock at an exercise price of $7.00 per share. The warrant was fully vested and non-forfeitable upon issuance but is only exercisable as to 50% of the shares one year after the date of grant and the balance of such shares two years after the date of grant or immediately prior to a merger or sale of InterTrust. The warrant expires five years from the date of grant and is subject to early termination upon the sale or merger of InterTrust. The fair value of the warrant of $1,466,000 was determined using the Black-Scholes method and is being amortized over the life of the service agreement.

   In October 1999, InterTrust issued a warrant to purchase 56,008 shares of common stock at an exercise price of $9.00 per share. The warrant is exercisable after April 24, 2000 or immediately prior to a merger or sale of InterTrust. The warrant expires one year after the date of grant and is subject to early termination upon the sale of InterTrust. The warrant was issued in exchange for recruiting services. The fair value of the warrant of $79,000 was determined using the Black-Scholes method and was expensed on the grant date, when the related services were provided.

   At December 31, 1999, common stock was reserved for issuance as follows:

Exercise of outstanding stock options................................ 15,549,082
Shares of common stock available for grant...........................  1,088,600
Employee stock purchase plan.........................................    700,000
Non employees directors option plan..................................    700,000
Exercise of warrants.................................................    706,008
                                                                      ----------
                                                                      18,743,690
                                                                      ==========

6. INCOME TAXES

   For the year ended December 31, 1999, InterTrust recorded a tax provision of $325,000. This provision represents foreign withholding taxes on license payments received during the year.

   The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% is primarily due to net operating losses not being benefited. For that reason, there is no provision for federal or state income taxes for the years ended December 31, 1997, 1998, and 1999.

                      INTERTRUST TECHNOLOGIES CORPORATION

   Significant components of InterTrust's deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
Deferred tax assets:
  Net operating loss carryforwards.......................... $ 12,500  $ 20,300
  Capitalized research and development......................    1,800     1,300
  Research credit carryforwards.............................    1,700     2,200
  Deferred revenue..........................................    1,000     5,200
  Other.....................................................    1,500       100
                                                             --------  --------
Gross deferred tax assets...................................   18,500    29,100
Valuation allowances........................................  (18,500)  (29,100)
                                                             --------  --------
Net deferred tax assets..................................... $    --   $    --
                                                             ========  ========

   The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Based upon the weight of available evidence, which includes InterTrust's historical operating performance and the reported cumulative net losses in all prior years, InterTrust has provided a full valuation allowance against its gross deferred tax assets.

   The valuation allowance increased by approximately $7.5 million and $10.6 million during the years ended December 31, 1998 and 1999, respectively. Approximately $200,000 of the valuation allowance at December 31, 1999 relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

   As of December 31, 1999, InterTrust had federal and state net operating loss carryforwards of approximately $58.4 million and $7.4 million, respectively. InterTrust also had federal research and development tax credit carryforwards of approximately $1.5 million. The federal and state net operating loss carryforwards expire in years 2000 through 2019, if not utilized. The federal research and development carryforwards expire in years 2011 through 2019, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                      INTERTRUST TECHNOLOGIES CORPORATION

7. EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net loss per share:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Basic and diluted net loss per share:
  Numerator
    Net loss..................................... $(11,709) $(19,662) $(28,605)
                                                  ========  ========  ========
  Denominator
    Weighted average shares of common stock
     outstanding.................................   27,362    28,372    41,036
    Less weighted average shares subject to
     repurchase..................................      (84)     (440)     (610)
                                                  --------  --------  --------
    Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net per loss share..................   27,278    27,932    40,426
                                                  ========  ========  ========
Basic and diluted net loss per share............. $  (0.43) $  (0.70) $  (0.71)
                                                  ========  ========  ========

   If InterTrust had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share as well as the effect of approximately 17,274,000, 18,168,000, and 16,255,000 shares purchasable under outstanding options and warrants not included above for the years ended December 31, 1997, 1998, and 1999, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible promissory note outstanding in 1999 was also excluded from the common equivalent share calculation, as it would have been antidilutive.

8. 401(k) PROFIT SHARING PLAN

   In 1996, InterTrust established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. InterTrust may make discretionary contributions but no contributions have been made to the 401(k) Plan since inception.

9. SUBSEQUENT EVENTS (unaudited)

   In March 2000, InterTrust acquired Infinite Ink Corporation ("Infinite Ink"), a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, InterTrust acquired all of the shares of capital stock of Infinite Ink in exchange for 230,462 shares of InterTrust common stock and assumed all outstanding options of Infinite Ink which were converted into options for 68,052 shares of InterTrust common stock. The transaction was accounted for as a purchase with an estimated purchase price of approximately $28 million. InterTrust is currently evaluating the acquisition, including the value of in-process research and development, in order to determine the allocation of the purchase price.

   In February 2000, InterTrust signed a lease agreement for an additional 58,000 square feet of office space in Santa Clara, California. The lease commences in March 2000 and expires in August 2004. During the term of the lease, InterTrust will incur a minimum lease obligation of approximately $6.4 million.