Form 10-K/A
period 1999-12-31
INTERTRUST TECHNOLOGIES CORP
filed 2000-04-24
CIK 1089717

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                  FORM 10-K/A

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

 Item                                                                 Page No.
 ----                                                                 --------
                               PART III

 10. Directors and Executive Officers of the Registrant.............      1
 11. Executive Compensation and Related Information.................      5
     Security Ownership of Certain Beneficial Owners and
 12. Management.....................................................     10
 13. Related Party Transactions.....................................     11

                               PART IV

     Exhibits, Financial Statement Schedule, and Reports on Form 8-
 14. K..............................................................     13
     Signatures.....................................................     15

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers and directors, and their ages and positions as of February 29, 2000, are as follows:

Name                     Age Position
----                     --- --------
Victor Shear............  52 Chairman of the Board and Chief Executive Officer
David C. Chance.........  42 Executive Vice Chairman of the Board
Edmund J. Fish..........  37 Director, Executive Vice President, and Chief Business Officer
Erwin N. Lenowitz.......  50 Vice Chairman of the Board, Chief Financial Officer, and Secretary
David P. Maher..........  49 Chief Technology Officer
Douglas M. Armati.......  49 Senior Vice President, Strategic Sales and Partner Development
Ann B. Cowan............  45 Senior Vice President, TrustNet Products, Services and Operations
Duncan M. Davidson......  47 Senior Vice President, Business Development
Richard H. Frank........  58 Senior Vice President, Portable Device Group
B. Nicholas Garnett.....  45 Senior Vice President, Trust Utility of InterTrust International
Joseph W. Jennings......  45 Senior Vice President, Marketing
Richard A. Landsman.....  47 Senior Vice President, Product Development and Support
Patrick P. Nguyen.......  33 Senior Vice President, Corporate Development
Talal Shamoon...........  36 Senior Vice President, Media
David M. Van Wie........  35 Director and Senior Vice President, Research
Bruce Fredrickson.......  57 Director
Satish K. Gupta.........  55 Director

   Victor Shear has served as chairman of the board and chief executive officer of InterTrust since our inception in January 1990. Before founding InterTrust, Mr. Shear co-founded Personal Library Software, Inc., a text and document database company, in June 1986. Mr. Shear served as chairman, president and chief executive officer of Data Scientific Corporation, a software developer of scientific workstations, from May 1982 to February 1985. Mr. Shear received a B.A. in sociology from Brandeis University.

   David C. Chance joined InterTrust as an officer and board member with the title executive vice chairman in October 1999. Before joining InterTrust, from January 1994 to January 1998, Mr. Chance was deputy managing director of BskyB Group Ltd., a leading United Kingdom pay-television and media company, and continued to serve as a consultant and non-executive director until August 1999. In addition, Mr. Chance is a non-executive director of Modern Times Group, the primary pay-television operator in Scandinavia, and Sunderland football club. Mr. Chance also serves on the board of the New Millenium Experience Company, responsible for the Millenium Dome project in London. Mr. Chance received a B.S. in psychology, a B.A. in industrial relations, and an M.B.A. from the University of North Carolina at Chapel Hill.

   Edmund J. Fish has served as a director, executive vice president, and chief business officer of InterTrust since January 2000. From June 1999 to January 2000, Mr. Fish served as senior operating officer and executive vice president, corporate development of InterTrust. From September 1995 to June 1999, Mr. Fish served as general counsel and vice president, corporate development of InterTrust. Before joining InterTrust, Mr. Fish practiced law in the Silicon Valley, Washington D.C. and New York offices of Weil, Gotshal & Manges, an international law firm, from August 1989 to August 1995. Mr. Fish received a B.S. in biomedical engineering from Marquette University and a J.D. from Wayne State University.

   Erwin N. Lenowitz has served as vice chairman of the board, chief financial officer, and secretary of InterTrust since January 1993. On March 13, 2000, Mr. Lenowitz announced that he would resign as vice chairman, chief financial officer, and secretary of InterTrust effective upon the earlier of May 30, 2000 or the hiring of a replacement. Before joining InterTrust, Mr. Lenowitz served as vice president of business development and planning for Sun Microsystems, Inc., an enterprise networking company, from August 1989 to

January 1992 and as controller from May 1984 to July 1989. Mr. Lenowitz received a B.S. in econometrics from the City College of New York and an M.B.A. from St. Johns University.

   David P. Maher has served as chief technology officer of InterTrust since June 1999. Before joining InterTrust, Mr. Maher served in various positions at AT&T from June 1981 to June 1999, including as an AT&T fellow, a Bell Labs fellow and head of the secure systems research department. At AT&T, Mr. Maher developed secure wideband transmission systems, cryptographic key management systems and secure communications devices. In addition, Mr. Maher was chief architect for AT&T's STU-III secure device, data, and video products for secure government communications. Mr. Maher has been a consultant for the National Science Foundation, the National Security Agency, the National Institute of Standards and Technology, and the Congressional Office of Technology Assessment, and has taught electrical engineering, mathematics and computer science at several institutions. Mr. Maher received B.A., M.S. and Ph.D. degrees in mathematics from Lehigh University.

   Douglas M. Armati has served as senior vice president, strategic sales and partner development of InterTrust since April 1999. From June 1997 to March 1999, Mr. Armati served as vice president, strategic sales and managing director of the United Kingdom branch of InterTrust International. From December 1996 to June 1997, Mr. Armati served as an independent consultant to InterTrust International. From January 1994 to December 1996, Mr. Armati was a principal at Jackson Brevis Ltd., a British consulting firm, focusing on electronic commerce and intellectual property rights in digital environments. Mr. Armati received a B.Comm. from Murdoch University.

   Ann B. Cowan has served as senior vice president, TrustNet products, services and operations since October 1999 and as vice president, systems development of InterTrust from September 1996 to October 1999. Before joining InterTrust, Ms. Cowan served as director of engineering at Silicon Graphics, a software workstation and server developer, from June 1995 to September 1996. Before joining Silicon Graphics, from August 1986 to September 1994, Ms. Cowan held several management positions in research and product development at Ingres, a relational database company, most recently as director of Ingres database and connectivity. Ms. Cowan received a B.A. in computer science from Texas Christian University.

   Duncan M. Davidson has served as senior vice president, business development of InterTrust since July 1997. Before joining InterTrust, Mr. Davidson was managing partner of Gemini McKenna, an alliance between Gemini Consulting and Regis-McKenna, Inc., and The McKenna Group, from August 1995 to July 1997. Mr. Davidson also served as vice president of Gemini Consulting, the management consulting arm of Cap Gemini, a systems integrator, and its predecessor, The MAC Group, from April 1989 to August 1995. Mr. Davidson is a founder of Covad Communications, a telecommunications company providing high speed data services, and serves on its board of advisors. Mr. Davidson received a Sc.B. in physics-mathematics from Brown University and a J.D. from the University of Michigan.

   Richard H. Frank is senior vice president, portable device group of InterTrust and has served in various other capacities, including chief technology officer, since joining InterTrust in February 1997. Before joining InterTrust, Mr. Frank was a senior consultant to electronic commerce companies, including Novell Corporation, a computer-networking company. From March 1991 to September 1992, Mr. Frank served as vice president of development at Software Publishing, a software development company, and as chief technology officer from September 1992 to September 1994. From January 1979 to September 1984, Mr. Frank served as chief executive officer at Sorcim, a personal computer software company. Mr. Frank received a B.A. in chemistry from San Francisco State University.

   B. Nicholas Garnett has served as senior vice president, trust utility of InterTrust International, our subsidiary, since August 1999. Before joining InterTrust International, from March 1992 to July 1999, Mr. Garnett was the director general and chief executive officer of the International Federation of the Phonographic Industry, which was instrumental in establishing the recording industry's worldwide anti-piracy structure. Mr. Garnett received an M.A. in law from the University of Cambridge and a D.E.A. in French law from the University of Bordeaux.

   Joseph W. Jennings has served as senior vice president, marketing of InterTrust since February 1998. Before joining InterTrust, Mr. Jennings served as a consultant to the venture capital firms of Sigma Partners, Mohr Davidow Ventures, and InnoCal Ventures from January 1995 to December 1997. From July 1994 to January 1998, Mr. Jennings served as president of GCI Jennings, a technology marketing communications company. Mr. Jennings received a B.A. in political science from Whitman College and an M.B.A from the University of Washington.

   Richard A. Landsman is senior vice president, product development and support of InterTrust and has served in various other positions since joining InterTrust in July 1997. Before joining InterTrust, from October 1992 to July 1997, Mr. Landsman worked for Borland International, Inc., a provider of programming and data base tools, where he directed Borland's Java development tools business and managed Borland's C++ class libraries and frameworks team. Before joining Borland, Mr. Landsman served as a senior manager at Lotus Development, a productivity applications software company, from January 1983 to October 1992. Mr. Landsman received a B.S. in management and finance from the University of Massachusetts and an M.S. in computer science from Boston University.

   Patrick P. Nguyen is senior vice president, corporate development, and has also served as vice president, global alliances, since joining InterTrust in July 1998. Before joining InterTrust, from February 1993 to June 1998, Mr. Nguyen worked at the Silicon Valley Office of Weil, Gotshal & Manges, where he was made a partner in January 1998 and headed the corporate and technology transaction group. Mr. Nguyen received a B.S. in computer science from the University of California at Irvine and a J.D. from the University of California at Los Angeles.

   Talal Shamoon has served as senior vice president, media of InterTrust since February 2000. From June 1999 to February 2000, Dr. Shamoon served as our vice president, corporate development and technology initiatives. From June 1997 to June 1999, Dr. Shamoon served as a member of the research staff of STARLab. Before joining InterTrust, from October 1994 to June 1997,
Dr. Shamoon worked for NEC Research Institute, an advanced research facility of NEC focused on computer science and physics, where he focused on multimedia security, signal processing and data compression. Dr. Shamoon received B.S.,
M. Eng and Ph.D degrees in electrical engineering from Cornell University.

   David M. Van Wie has served as senior vice president, research of InterTrust since January 1996. From September 1992 to January 1996, Mr. Van Wie served as our chief technology officer and in August 1995, Mr. Van Wie became a member of our board of directors. From January 1991 to September 1992, Mr. Van Wie was president and chief executive officer of CD-ROM Solutions, a technology integrator for the CD-ROM marketplace. From February 1989 to January 1991, Mr. Van Wie managed the development of a high-speed information retrieval system for a subsidiary of Maxwell Communications. Mr. Van Wie attended Pomona College and the University of Wisconsin.

   Bruce Fredrickson has served as a director of InterTrust since February 1993. Mr. Fredrickson has also served as president of Tactical Marketing Ventures LLC, a marketing firm for computer hardware, software, and Internet service companies, since September 1991. Before his position with Tactical Marketing Ventures, Mr. Fredrickson served as vice president of marketing for Ingram Micro, a computer products distributor, from February 1986 to August 1991. Mr. Fredrickson received a B.S. in liberal arts from St. Olaf College and an M.S. in communications and media from the University of Colorado.

   Satish K. Gupta has served as a director of InterTrust since February 1993. Mr. Gupta has been the president and chief executive officer of Cradle Technologies, a semiconductor company, since July 1998. From May 1994 to June 1998, Mr. Gupta was vice president of corporate marketing and business development of Cirrus Logic, a semiconductor company, and from June 1991 to May 1994, he was vice president of strategic marketing and advanced development of Media Vision, a multi-media peripherals company. Mr. Gupta received a B.E. in electrical engineering in India from Birla Institute of Technology and Science, an S.M. in electrical engineering from Massachusetts Institute of Technology, and an M.S. in engineering and economic systems from Stanford University.

Board of Directors Meetings and Committees

   During the fiscal year ended December 31, 1999, the Board of Directors held eight (8) meetings and acted by written consent in lieu of a meeting on six
(6) occasions. For the fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which each such director served. The Board of Directors has (2) standing committees: the Audit Committee and the Compensation Committee.

   During the fiscal year ended December 31, 1999, the Audit Committee of the Board of Directors held no meetings. The Audit Committee was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's accountants, the scope of the annual audits, fees to be paid to the Company's accountants, the performance of the Company's accountants and the accounting practices of the Company. The members of the Audit Committee are Messrs. Fredrickson and Gupta.

   During the fiscal year ended December 31, 1999, the Compensation Committee of the Board of Directors held one meeting. The Compensation Committee was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The Compensation Committee reviews the performance of the executive officers of the Company, establishes compensation programs for the officers, and reviews the compensation programs for other key employees, including salary and cash bonus levels and option grants under the 1995 Stock Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan. The members of the Compensation Committee are Messrs. Fredrickson and Gupta.

Director Compensation

   Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

   Non-employee directors are eligible to receive options under the Company's 1999 Non-Employee Directors Option Plan ("Directors Plan"). Each individual who first joins the Company's Board of Directors as a non-employee director after the effective date of the Company's initial public offering will receive at that time a fully vested option for 30,000 shares of the Company's common stock. In addition, at each of the Company's annual stockholders' meetings, beginning in 2000, each non-employee director who will continue to be a director after that meeting will automatically be granted at that meeting a fully vested option for 10,000 shares of the Company's common stock. However, any non-employee director who receives an option for 30,000 shares under this Directors Plan will first become eligible to receive the annual option for 10,000 shares at the annual meeting that occurs during the calendar year following the year in which he received the option for 30,000 shares.

   Messrs. Fredrickson and Gupta, the Company's non-employee directors, have each received an option for 160,000 shares of common stock at an exercise price of $0.3125 per share and an option for 30,000 shares of common stock at an exercise price per share of $7.00. In March 2000, the Company granted an option to purchase 40,000 shares of common stock at an exercise price of $82.50 per share to each of Messrs. Fredrickson and Gupta.

   Non-employee directors are also eligible to receive options and be issued shares of common stock under the Company's 1999 Equity Incentive Plan. Directors who are also employees of the Company are eligible to receive options and be issued shares of common stock under the Company's 1999 Equity Incentive Plan and are also eligible to participate in the Company's 1999 Employee Stock Purchase Plan.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock ("Section 16 Insider") are subject to the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 1999 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1999 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater thanten-percent stockholders, except that the delivery service that was hired by the Company to file the Form 3s, through an administrative error, filed each Form 3 for each Section 16 Insider one day late; the Form 3s for Ann Cowan and Nicholas Garnett were filed late; and one Form 4 for Duncan Davidson reporting Mr. Davidson's purchase of directed shares in the Company's initial public offering was filed late.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

   The following table presents information about compensation paid by the Company in 1999 for services by the Company's chief executive officer and the Company's four other highest-paid executive officers whose total salary and bonus for the fiscal year exceeded $100,000:

                          Summary Compensation Table

                                                                   Long-Term
                                                                  Compensation
                                       Annual Compensation           Awards
                                --------------------------------- ------------
                                                                   Securities
    Name and Principal           Salary   Bonus    Other Annual    Underlying
       Position(s)         Year   ($)      ($)    Compensation($) Options (#)
    ------------------     ---- -------- -------- --------------- ------------
Victor Shear.............. 1999 $175,000      --      $38,528(1)        --
 Chairman of the Board and 1998  175,000      --          --            --
  Chief Executive Officer
Edmund J. Fish ........... 1999  180,000 $200,000         --            --
 Executive Vice President  1998  169,751      --          --         80,000
  and Chief Business
  Officer
Duncan M. Davidson........ 1999  220,000      --          --            --
 Senior Vice President,
  Business Development     1998  220,000      --          --            --
Joseph W. Jennings ....... 1999  200,000      --          --            --
 Senior Vice President,
  Marketing                1998  167,340      --          --        640,000
Erwin N. Lenowitz......... 1999  205,000      --          --            --
 Vice Chairman of the      1998  175,000      --          --            --
  Board, Chief Financial
  Officer and Secretary

--------
(1) Represents $24,568 in rental payments and $13,960 in leased car payments.

   During 1999, no options or stock appreciation rights were granted to the Company's chief executive officer and the Company's four other highest-paid executive officers.

   The table below presents for the Company's chief executive officer and the Company's four other highest-paid executive officers any options exercised during 1999 and the value realized from that exercise. It also presents the number and value of shares underlying unexercised options that were held by these executive officers as of December 31, 1999. No stock appreciation rights were exercised by these executive officers in 1999, and no stock appreciation rights were outstanding at the end of that year.

   Upon the completion of six months of service, 12.5% of the option shares listed in the table below became vested. Upon the completion of each of the next 42 months of service, an additional 1/48th of the option shares become vested. The Company's Board of Directors may provide for the options to become immediately exercisable; in that case, any unvested shares that are purchased by a holder of an option may be repurchased by the Company at the original exercise price paid per share if the option holder ceases service with the Company before vesting in these shares.

   The figures in the value of unexercised in-the-money options at fiscal year-end column are based on the fair market value of the Company's common stock at the end of 1999, less the exercise price payable for these shares. The fair market value for the Company's common stock at the end of 1999 was $58.81 per share.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                           Number of                 Value Of
                                                     Securities Underlying          Unexercised
                                                      Unexercised Options      In-the-Money Options
                            Shares                       at FY-End (#)             at FY-End ($)
                         Acquired on     Value     ------------------------- -------------------------
 Name                    Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
 ----                    ------------ ------------ ----------- ------------- ----------- -------------
Victor Shear............       --            --          --           --             --           --
Edmund J. Fish..........   345,334      $247,908      53,334      116,668    $ 3,090,705  $ 6,725,302
Duncan M. Davidson......   386,668       426,672      13,333      126,667        774,147    7,354,603
Joseph W. Jennings......       --            --      293,332      346,668     16,884,923   19,995,077
Erwin N. Lenowitz.......   720,000       410,400         --           --             --           --

            EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

   None of the Company's executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

   Joseph W. Jennings, the Company's senior vice president, marketing, has received option grants for 640,000 shares that provide that upon a change in control transaction, the vesting of the option will accelerate and 50% of the then unvested option shares will become vested. Duncan M. Davidson, the Company's senior vice president, business development, has received option grants for 640,000 shares that provide that upon a change in control transaction, the vesting of the option will accelerate and 100% of the then unvested option shares will become vested. Edmund J. Fish, the Company's executive vice president and chief business officer, has received option grants for 86,667 shares that provide that upon a change in control transaction, the vesting of the option will accelerate and 100% of the then unvested option shares will become vested. In addition, two of the Company's other executive officers who are not among the Company's four highest-paid executive officers during 1999 were also granted options that provide that upon a change in control transaction, the vesting of the options will accelerate and 50% and 100%, respectively, of the then unvested option shares will become vested.

   If a change in control of the Company occurs, an option or other award under the 1999 Equity Incentive Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or its parent or if the surviving corporation or its parent does not substitute comparable awards for the awards granted under the 1999 Equity Incentive Plan.

   Under the Company's 1995 Stock Plan, upon a merger or asset sale, if the options or stock purchase rights are not assumed by the surviving corporation or its parent or subsidiary or if the surviving corporation or its parent or subsidiary does not substitute comparable awards for the options or stock purchase rights, then the options and stock purchase rights will terminate.

                              COMPENSATION REPORT

   The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") was formed on July 22, 1999. The charter for the Committee provides that it has the exclusive authority to establish the level of base salary payable to the chief executive officer ("CEO") and certain other executive officers of the Company and to administer the Company's 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and certain other executive officers and other key employees each fiscal year. However, during fiscal 1999, the Board made the decisions regarding executive compensation, including option grants to its executive officers, because the Committee did not become effective until October 26, 1999.

   For the 1999 fiscal year, the process utilized by the Board in determining executive officer compensation levels was based on the subjective judgment of the Board. Among the factors considered by the Board were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Board made the final compensation decisions concerning such officers.

   General Compensation Policy. The Board's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Board's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) discretionary cash bonus and (iii) long-term stock-based incentive awards.

   Base Salary. The base salary for each executive officer is set on the basis of general market levels and personal performance. Each individual's base pay is positioned relative to the total compensation package, including cash incentives and long-term incentives.

   Annual Cash Bonuses. Each executive officer is eligible for a cash bonus at the discretion of the Board. The Board considers performance targets established at the start of the fiscal year and personal objectives established for each executive. Actual bonuses paid reflect an individual's accomplishment of both corporate and functional objectives.

   Long-Term Incentive Compensation. During fiscal 1999, the Board, in its discretion, did not make option grants to any of its executive officers other than the initial option grant made to Mr. David C. Chance in connection with the commencement of his employment. Generally, a significant grant is made in the year that an officer commences employment and no grant is made in the second year. Thereafter, option grants may be made at varying times and in varying amounts in the discretion of the Board. Generally, the size of each grant is set at a level that the Board deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position with the Board, the individual's potential for future responsibility and promotion, the individual's performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Board's discretion.

   Each grant allows the officer to acquire shares of the Company's common stock at a fixed price per share (the market price on the grant date) over a specified period of time. The option vests in periodic installments over a two to four year period, contingent upon the executive officer's continued employment with the Company. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive in each year following the year of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ, and then only if the market price of the Company's common stock appreciates over the option term.

   CEO Compensation. The annual base salary for Mr. Shear, the Company's Chief Executive Officer, was not increased by the Board during fiscal 1999, and Mr. Shear has not been granted any options or given any bonus during fiscal 1999.

   Tax Limitation. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under the Company's 1999 Equity Incentive Plan on the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1999 Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the 1999 fiscal year will exceed the $1 million limit per officer, the Board will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                          Board of Directors

                                          Victor Shear
                                          David C. Chance
                                          Edmund J. Fish
                                          Erwin N. Lenowitz
                                          David M. Van Wie
                                          Bruce Fredrickson
                                          Satish K. Gupta

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Company's Board of Directors was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The members of the Compensation Committee are Messrs. Frederickson and Gupta. Neither of these individuals was at any time during 1999, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                            STOCK PERFORMANCE GRAPH

   The graph set forth below compares the cumulative total stockholder return on the Company's common stock between October 27, 1999 (the date the Company's common stock commenced public trading) and December 31, 1999 with the cumulative total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Stock Market-U.S. Index") and (ii) the Hambrecht & Quist Internet Index (the "H&Q Internet Index") over the same period. This graph assumes the investment of $100.00 on October 27, 1999, in the Company's common stock, the Nasdaq Stock Market-U.S. Index and the H&Q Internet Index and assumes the reinvestment of dividends, if any.

   The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's common stock.

      Comparison of Cumulative Total Return Among InterTrust Technologies
                                 Corporation,
         the Nasdaq Stock Market-U.S. Index and the H&Q Internet Index

                             [GRAPH APPEARS HERE]

   The Company effected its initial public offering of common stock on October 26, 1999 at a price of $9.00 per share. The graph above, however, commences with the closing price of $27.19 per share on October 27, 1999--the date the Company's common stock commenced public trading.

   Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Form 10-K/A or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of February 29, 2000, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of common stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                              Shares Beneficially Owned
                                           as of February 29, 2000 (1) (2)
                                           -----------------------------------
                                              Number of        Percentage of
Name and Address of Beneficial Owner           Shares              Class
------------------------------------       ------------------ ----------------
Victor Shear..............................         15,389,716            19.4%
Kistler Associates
 955 5th Avenue, Apt. 6B
 New York, NY 10021.......................          5,183,146             6.5
Erwin N. Lenowitz(3)......................            773,550             1.0
David M. Van Wie(4).......................            689,600               *
Duncan M. Davidson(5).....................            640,002               *
Edmund J. Fish(6).........................            630,105               *
Joseph W. Jennings(7).....................            346,666               *
Satish K. Gupta(8)........................            350,000               *
Bruce Fredrickson(9)......................            304,000               *
David C. Chance(10).......................            200,000               *
Executive officers and directors as a
 group (17 persons)(11)(12)...............         21,657,394            26.5

--------
  *  Less than 1% of the outstanding shares of common stock.
 (1) Percentage ownership is based on 79,408,518 shares of common stock outstanding on February 29, 2000.
 (2) Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o InterTrust Technologies Corporation, 4750 Patrick Henry Drive, CA 95054.
 (3) Includes 30,010 shares held in trust for Jeremy Lenowitz.
 (4) Includes 641,600 shares subject to options that are exercisable within 60 days of February 29, 2000.
 (5) Includes 40,000 shares subject to options that are exercisable within 60 days of February 29, 2000. Also includes 420,002 shares held by the Davidson Family Revocable Trust of which 113,334 shares are subject to a right of repurchase by us as of February 29, 2000. Mr. Davidson, one of our executive officers, is the trustee of the Davidson Family Revocable Trust and exercises voting and investment power over these shares. In connection with a loan to two InterTrust employees in October 1999, Mr. Davidson took a security interest in 129,998 shares of common stock.
 (6) Includes 86,667 shares subject to options that are exercisable within 60 days of February 29, 2000.

 (7) Includes 346,666 shares subject to options that are exercisable within 60 days of February 29, 2000.
 (8) Includes 160,000 shares subject to options that are exercisable within 60 days of February 29, 2000.
 (9) Includes 50,000 shares held of record by Tactical Marketing Ventures, LLC. Mr. Fredrickson is the chief executive officer of Tactical Marketing Ventures, LLC and disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest arising from his interest in Tactical Marketing Ventures, LLC.
(10) Includes 100,000 shares subject to options that are exercisable within 60 days of February 29, 2000.
(11) Includes 797,594 shares subject to options that are exercisable within 60 days of February 29, 2000 and the shares described in Notes 3 through 10.
(12) Includes 13,334 shares held by Patrick P. Nguyen, one of our executive officers, subject to a right of repurchase by us as of February 29, 2000. Also includes 398,824 shares held by Ecomm Ventures II, LLC. Mr. Nguyen is a director of Ecomm Ventures II, LLC. Mr. Nguyen disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest arising from his interest in Ecomm Ventures II, LLC. Also includes 7,248 shares held by SLF Partners IV, LP. Mr. Nguyen is a limited partner of SLF Partners IV, LP.

ITEM 13. RELATED PARTY TRANSACTIONS

   Since January 1, 1999, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described where required in Employment Contracts and Change in Control Arrangements and (ii) the transactions described below.

   Series C Preferred Stock Financing. In March 1999, we issued and sold 59,290 shares of series C preferred stock to Kistler Associates, one of our 5% stockholders, at a per share purchase price of $2.945.

   Series D Preferred Stock Financing. In April 1999, we issued and sold 470,588 shares of series D preferred stock to Kistler Associates , one of our 5% stockholders, at a per share purchase price of $4.25.

   In April 1999, we issued and sold 958,824 shares of series D preferred stock to SLF Partners IV, L.P. at a per share purchase price of $4.25. One of our executive officers, Patrick P. Nguyen, is a limited partner of SLF Partners IV, L.P.

   In April 1999, we issued and sold 50,000 shares of series D preferred stock to Tactical Marketing Ventures, LLC at a per share purchase price of $4.25. Bruce Fredrickson, a director of InterTrust, is the president of Tactical Marketing Ventures, LLC.

   In June 1999, we issued and sold 398,824 shares of series D preferred stock to Ecomm Ventures II, LLC at a per share purchase price of $4.25. One of our executive officers, Patrick P. Nguyen, is a director of Ecomm Ventures II, LLC.

   Series E Preferred Stock Financing. In July 1999, we issued and sold 466,666 shares of series E preferred stock to Kistler Associates, one of our 5% stockholders, at a per share purchase price of $6.00.

   In July 1999, we issued and sold 100,002 shares of series E preferred stock to Duncan M. Davidson, one of our executive officers, at a per share purchase price of $6.00.

   Options to Purchase Common Stock. In October 1999, we granted an option to purchase 600,000 shares of our common stock at an exercise price of $7.65 to David C. Chance, one of our executive officers and a director. In March 2000, we granted options to purchase 40,000 shares of our common stock to each of Bruce Fredrickson and Satish Gupta. Messrs. Fredrickson and Gupta are members of our board of directors.

   Bonus to Executive Officer. In May 1999, our compensation committee approved a bonus in the amount of $200,000 to Edmund J. Fish, one of our executive officers, which was paid in June 1999.

   All of our shares of preferred stock converted to common stock upon the occurrence of our initial public offering in 1999.

   The Company's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

   The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

 10.18*  Amendment to Technology Development and License Agreement by and
         between the Registrant and Universal Music Group, Inc. dated April 13,
         1999

 10.19** Building Lease Agreement by and between First State Realty of America,
         Inc. and the Registrant dated January 24, 2000.

 21.1*   Subsidiaries of the Registrant.

 Exhibit
 Number                Description of Document
 -------               -----------------------
 23.1*** Consent of Ernst & Young LLP, independent auditors.

 24.1*** Power of Attorney.

 27.1**  Financial Data Schedule.

--------
  * Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-84033).

 ** Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-32484).

*** Previously filed.

   (b) We filed a Report on Form 8-K dated January 5, 2000 reporting the resignation of our President, Peter van Cuylenburg, on December 23, 1999.

(c) Exhibits

   See (a)(3) above.

(d) Financial Statement Schedules

   See (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2000                            INTERTRUST TECHNOLOGIES CORPORATION
                                          (Registrant)

                                          By:       /s/ Victor Shear
                                            -----------------------------------
                                                        Victor Shear
                                                 Chairman of the Board and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                  Date
       ---------                      -----                  ----

   /s/ Victor Shear       Chairman of the Board and     April 24, 2000
________________________   Chief Executive Officer
      Victor Shear         (Principal Executive
                           Officer)

 /s/ David C. Chance*     Executive Vice Chairman       April 24, 2000
________________________
    David C. Chance


 /s/ Edmund J. Fish*      Director, Executive Vice      April 24, 2000
________________________   President and Chief
     Edmund J. Fish        Business Officer

  /s/ David Van Wie*      Director and Senior Vice      April 24, 2000
________________________   President of Research
     David Van Wie

/s/ Bruce Fredrickson*    Director                      April 24, 2000
________________________
   Bruce Fredrickson

 /s/ Satish K. Gupta*     Director                      April 24, 2000
________________________
    Satish K. Gupta

/s/ Erwin N. Lenowitz     Vice Chairman of the Board,   April 24, 2000
________________________   Chief Financial Officer and
   Erwin N. Lenowitz       Secretary (Principal
                           Financial and Accounting
                           Officer)

  */s/ Victor Shear
________________________
    Attorney-in-Fact

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

 10.18*  Amendment to Technology Development and License Agreement by and
         between the Registrant and Universal Music Group, Inc. dated April 13,
         1999

 10.19** Building Lease Agreement by and between First State Realty of America,
         Inc. and the Registrant dated January 24, 2000.

 21.1*   Subsidiaries of the Registrant.

 23.1*** Consent of Ernst & Young LLP, independent auditors.

 24.1*** Power of Attorney.

 27.1**  Financial Data Schedule.

--------
  * Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-84033).

 ** Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-32484).

*** Previously filed.