Form 10-Q
period 2000-03-31
INTERTRUST TECHNOLOGIES CORP
filed 2000-05-15
CIK 1089717

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from          to
                                ----------  ---------------

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

             4750 Patrick Henry Dr., Santa Clara, California 95054 (Address of principal executive offices, including ZIP code)

                                (408) 855-0100
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] , and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

  The number of shares outstanding of the Registrant's Common Stock as of April 30, 2000 was 81,815,525.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
 Part I.  Financial Information

 Item 1.  Condensed Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999.............................................     3

          Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999 ........................     4

          Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999.........................     5

          Notes to Consolidated Financial Statements....................     6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     8

 Item 3.  Qualitative and Quantitative Disclosures about Market Risk ...    20

 Part II. Other Information

 Item 1.  Legal Proceedings ............................................    21

 Item 2.  Changes in Securities and Use of Proceeds ....................    21

 Item 3.  Defaults Upon Senior Securities ..............................    21

 Item 4.  Submission of Matters to a Vote of Security Holders ..........    21

 Item 5.  Other Information ............................................    21

 Item 6.  Exhibits and Reports on Form 8-K .............................    21

 Signature...............................................................   24

 Exhibit Index...........................................................   25

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31,  December 31,
                                                       2000         1999
                                                    ----------- ------------
                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents........................  $ 86,801     $ 98,286
  Short-term investments...........................    26,715       42,548
  Accounts receivable..............................     1,240        2,562
  Other current assets.............................     2,226        1,182
                                                     --------     --------
    Total current assets...........................   116,982      144,578
Property and equipment, net........................     4,166        3,356
Long-term investments..............................    19,591          --
Other assets.......................................       417          137
Goodwill and other intangible assets...............    21,820        3,426
                                                     --------     --------
                                                     $162,976     $151,497
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.................................  $  2,487     $  2,184
  Accrued compensation.............................     1,106        1,113
  Other accrued liabilities........................     2,653        1,678
  Deferred revenue.................................     3,576        3,052
                                                     --------     --------
    Total current liabilities......................     9,822        8,027
Deferred revenue--long-term portion................     9,258       10,118
Commitments:
Stockholders' equity (deficit):
  Convertible preferred stock......................       --           --
  Common stock.....................................        80           79
  Additional paid-in capital.......................   239,632      214,241
  Deferred stock compensation......................    (5,593)      (6,600)
  Notes receivable from stockholders...............      (177)        (196)
  Accumulated other comprehensive income (loss)....      (355)        (107)
  Accumulated deficit..............................   (89,691)     (74,065)
                                                     --------     --------
    Total stockholders' equity (deficit)...........   143,896      133,352
                                                     --------     --------
                                                     $162,976     $151,497
                                                     ========     ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
                                                              (unaudited)
Revenues:
  Licenses................................................. $    687  $   167
  Software support and training............................      660       65
  Clearinghouse services...................................      --       --
                                                            --------  -------
    Total revenues.........................................    1,347      232
Cost of revenues:
  Licenses.................................................      103       32
  Software support and training............................      147       87
  Clearinghouse services...................................      643      --
                                                            --------  -------
    Total cost of revenues.................................      893      119
                                                            --------  -------
Gross profit (loss)........................................      454      113
Operating costs and expenses:
  Research and development.................................    5,201    3,436
  Sales and marketing......................................    3,657    1,134
  General and administrative...............................    2,228      759
  Purchased in-process research and development............    6,100      --
  Amortization of deferred stock compensation..............    1,006       27
                                                            --------  -------
    Total operating costs and expenses.....................   18,192    5,356
                                                            --------  -------
Loss from operations.......................................  (17,738)  (5,243)
Interest and other income (expense), net...................    2,112       42
                                                            --------  -------
Net loss................................................... $(15,626) $(5,201)
                                                            ========  =======
Basic and diluted net loss per share....................... $  (0.20) $ (0.18)
                                                            ========  =======
Shares used in computing basic and diluted net loss per
 share.....................................................   78,931   29,337
                                                            ========  =======


                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (unaudited)
Operating activities
Net loss.................................................... $(15,626) $(5,201)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization.............................      380      130
  Amortization of deferred stock compensation and other
   stock related compensation charges.......................    1,026       87
  Purchased in-process research and development.............    6,100      --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    1,322    1,445
    Other current assets....................................   (1,044)     (99)
    Accounts payable........................................      286       41
    Accrued compensation....................................       (7)      82
    Other accrued liabilities...............................      975       61
    Deferred revenue........................................     (336)    (167)
                                                             --------  -------
      Net cash used in operating activities.................   (6,924)  (3,621)
Investing activities
Capital expenditures........................................   (1,052)     (82)
Purchases of short-term investments.........................  (25,270)     --
Proceeds from sales and maturities of short-term
 investments................................................   40,855      --
Purchases of long-term investments..........................  (19,591)     --
Other noncurrent assets.....................................    ( 379)     (49)
                                                             --------  -------
      Net cash used in investing activities.................   (5,437)    (131)

Financing activities
Proceeds from issuance of preferred stock, net..............      --     5,006
Proceeds from issuance of common stock, net.................      876      796
                                                             --------  -------
      Net cash provided by financing activities.............      876    5,802
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........  (11,485)   2,050
Cash and cash equivalents at beginning of period............   98,286    5,575
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 86,801  $ 7,625
                                                             ========  =======
Supplemental schedule of noncash financing activities:
  Purchase of Infinite Ink:
    Issuance of common stock................................ $ 24,516  $   --
                                                             ========  =======
    Assets acquired......................................... $     18  $   --
                                                             ========  =======
    Liabilities assumed..................................... $     17  $   --
                                                             ========  =======

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K filed with the Securities and Exchange Commission on March 30, 1999 (the "Annual Report"). Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

 Stock Split

  On January 27, 2000, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of our common stock to stockholders of record on February 14, 2000. Shares resulting from the split were distributed by the transfer agent on February 28, 2000. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

 Net Loss Per Share

  Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
   Net loss................................................ $(15,626) $(5,201)
                                                            ========  =======
   Basic and diluted:
     Weighted-average shares of common stock outstanding...   79,468   29,898
     Less weighted-average shares subject to repurchase....     (537)    (561)
                                                            --------  -------
   Weighted-average shares used in computing basic and
    diluted net loss per common share......................   78,931   29,337
                                                            --------  -------
       Basic and diluted net loss per common share......... $  (0.20) $ (0.18)
                                                            ========  =======

  We excluded all outstanding convertible preferred stock, warrants, and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 15,507,000 at March 31, 2000 and 38,632,000 at March 31, 1999.
Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

 Revenue Concentration

  Three customers accounted for 28%, 22%, and 20% of total revenues in the first quarter of 2000. Four customers accounted for 42%, 25%, 14%, and 16% of total revenues in the first quarter of 1999. International revenues accounted for 57% of total revenues for the first quarter of 2000 and 75% of the revenues for the comparable period of 1999.

                      INTERTRUST TECHNOLOGIES CORPORATION

 Recent Accounting Pronouncements

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We must adopt SAB 101 in the second quarter of fiscal 2000 and we are currently evaluating the impact of such adoption, if any, on our results of operations or financial position.

2. Business Combinations

  On March 9, 2000, we acquired Infinite Ink Corporation ("Infinite Ink"), a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, we acquired all of the shares of Infinite Ink in exchange for 230,462 shares of our common stock with aggregate fair value of $18.7 million, and assumed 68,052 stock options with an aggregate fair value of $5.8 million. The consolidated financial statements include the operating results of Infinite Ink from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

  The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development ("IPRD"). We calculated amounts allocated to IPRD using established valuation techniques in the high-technology industry and expensed such amounts in the quarter that the acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future uses had been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. We computed our valuations of IPRD using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

  The excess purchase price over the estimated value of the net tangible assets and IPRD was allocated to various intangible assets. $18 million of the excess purchase price was capitalized as goodwill, and $400,000 was capitalized as the cost of the assembled workforce. The value of the assembled workforce was based upon the cost to replace that workforce. The goodwill and workforce will be amortized ratably over their estimated useful lives of five and three years, respectively.

3. Subsequent events

  In April 2000, we purchased approximately $5 million in preferred stock of magex Holdings Limited, a non public company located in the United Kingdom and established by National Westminster Bank Plc., for the purpose of digitally distributing music, video and games via the Internet. The investment represents less than 5% of the outstanding stock of Magex and will be accounted for on the cost basis.

  In April 2000, we sold 2,645,000 shares of common stock in an underwritten public offering. The common stock was sold to the public at a purchase price of $35 per share resulting in net proceeds of approximately $86.8 million, after underwriting discounts and offering expenses. On May 11, 2000, the underwriters exercised a part of their over-allotment option to purchase 175,244 additional shares of common stock from us at an exercise price of $35 per share. Net proceeds from the over-allotment exercise were approximately $5.8 million after underwriting discounts.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. InterTrust's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (File No. 333-32484) on March 15, 2000. All forward-looking statements in this document are based on information available to InterTrust as of the date hereof and InterTrust assumes no obligation to update any such forward-looking statements.

Overview

  We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. The general availability version of our Commerce software was not delivered to our partners until the end of December 1998, and some of our partners have conducted or are about to conduct pilot programs using this software. Some partners began using the technology on a limited commercial basis in January 2000.

  We license our DRM platform to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive all of our revenues from initial license fees, associated software support and training services, and TrustNet clearinghouse services. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Some of our license agreements relating to uses of our technology within enterprises for privately managing proprietary data require a per-user fee. We do not expect to recognize any transaction revenue until the second half of 2000. Over time, we anticipate that our revenues will be derived primarily from transaction fees and, to a significantly lesser extent, from TrustNet clearinghouse services, initial license fees and software support and training services fees. However, for the foreseeable future, we expect that our revenues will be primarily derived from license fees and support services. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

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

  We have four basic types of license agreements: commerce service licenses, business licenses, applications licenses and hardware licenses. These agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread deployment of our software, through March 31, 2000, we have on three occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. In the future, we may enter into other equity payment arrangements.

  Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified upgrade and do not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. We began recognizing license revenue in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At March 31, 2000, we had approximately $12.8 million of deferred license revenue that will be recognized in future periods.

  Through March 31, 2000, on three occasions we received three license fees in the form of minority equity positions in non-public entities in exchange for technology licenses. We received approximately 1.7 million shares of common stock from one licensee, 882,000 shares of common stock from the second licensee, and 148,300 shares of common stock from the third licensee, which we believe represents approximately 10%, 18% and 5% of the outstanding shares of the licensees as of the license date. Because the entities were recently formed, privately-held companies and we were unable to obtain sufficient evidence of the fair value of the common stock of the entities, we did not record revenue or deferred revenue from the license fees. We are obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. We are not obligated to provide any funding to the licensees for the development of the licensees' software.

  For contracts entered into before 1998, we recognize revenue as the amounts are earned under the related agreements, provided no significant obligations exist and the related receivable is determined to be collectible, consistent with Statement of Position 91-1, Software Revenue Recognition.

  Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of March 31, 2000. Prepaid transaction fees may generally be off-set against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any transaction fees from commercial transactions or services, or sales of products.

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

  TrustNet clearinghouse revenues represent primarily service fees from our customers for the use of our TrustNet clearinghouse infrastructure in pilot and test applications and services. Service revenues generally include consulting and system integration services provided to the customer to establish an interface with the TrustNet clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting and system integration fees are recognized as services are performed and monthly service fees are recognized over the term of the service period.

  Through the end of 1998, we were in the development stage and had a limited number of licensees. In the three months ended March 31, 2000, PricewaterhouseCoopers accounted for 28% of total revenues, National Computer Systems Pte accounted for 22% of total revenues, and Bertelsmann accounted for 20% of total revenues. In the comparable period for 1999, Mitsubishi, a stockholder, accounted for 42% of total revenues, Reciprocal accounted for 25% of total revenues, and Computacenter accounted for 14% of total revenues. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

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

Results of Operations

 Revenues

  Total revenues increased to approximately $1,347,000 in the three months ended March 31, 2000 from approximately $232,000 in the comparable period of 1999.

  License revenues were approximately $687,000 or 51% of total revenues for the three month period ended March 31, 2000 as compared to $167,000 or 72% of total revenues in the three month period ended March 31, 1999, and represent the amortization of deferred license fees. This increase was due to license fees from additional partner licensing agreements.

  Revenue from software support and training increased to $660,000 in the three months ended March 31, 2000 from approximately $65,000 in the three months ended March 31, 1999. This increase was due to support and training fees from additional partner licensing agreements. Software support and training services accounted for 49% of total revenues in the three month period ended March 31, 2000 and 28% for the three month periods ended March 31, 1999.

 Cost of Revenues

  Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and purchased technology. Cost of license revenue was approximately $103,000 during the three months ended March 31, 2000 and approximately $32,000 in the three months ended March 31, 1999. Cost of license revenue is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

  Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both at our facilities as well as at partner locations. Cost of software support and training revenue increased to approximately $147,000 for the three months ended March 31, 2000 from approximately $87,000 for the three months ended March 31, 1999. The increase in cost of software support and training represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

  Cost of clearinghouse services consists primarily of the cost to lease secure third party web site facilities, related support equipment in order to provide our partners with a facility to conduct pilot programs, and cost of personnel to support the site. We began providing these services in the third quarter of 1999. Clearinghouse service costs incurred to establish and test the site were approximately $643,000 during the three months ended March 31, 2000.

 Research and Development

  Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $5.2 million for the three months ended March 31, 2000 and approximately $3.4 million for the three months ended March 31, 1999. This increase was primarily attributable to increases in personnel costs and consultant services associated with both product research and development. We believe that continued investment in research and development is critical to attaining our strategic product objective and we expect these expenses to increase significantly in absolute dollars in future periods.

 Sales and Marketing

  Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to approximately $3.7 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, including related salaries, public relations and other promotional costs, and travel costs. We expect sales and marketing expenses to increase in absolute dollars due to planned growth of our sales and partner development organizations, including the establishment of additional domestic and international offices, and implementation of advertising and promotional programs.

 General and Administrative

  General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $2.2 million for the three months ended March 31, 2000 from approximately $759,000 for the three months ended March 31, 1999. These increases were primarily attributed to increases in our legal and business development personnel and costs associated with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional operating systems necessary to support our growth.

 Deferred Stock Compensation

  During second half of 1999, we recorded deferred compensation of approximately $8.3 million, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes.

  Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $1.0 million of related compensation expense during the three months ended March 31, 2000. The amortization of deferred compensation will approximate $3.5 million for 2000, $1.8 million for 2001, $915,000 for 2002 and $305,000 for 2003.

 Purchased in-process research and development

  In March 2000, we acquired Infinite Ink Corporation ("Infinite Ink"), a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, we acquired all of the shares of Infinite Ink in exchange for 230,462 shares of our common stock with aggregate fair value of $18.7 million, and assumed 68,052 stock options with an aggregate fair value of $5.8 million. The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development, $18 million was capitalized as goodwill, and $400,000 was capitalized as the cost of work force in place. The goodwill and work force will be amortized ratably over their estimated useful lives of five and three years, respectively.

 Interest and other income (expense), net

  Interest and other income (expense), net, consists primarily of interest earned on cash and cash equivalents and immaterial gains and losses from foreign currency transactions. We recognized approximately $2.1 million of interest income in the three months ended March 31, 2000 and $42,000 in the three months ended March 31, 1999. The increase in interest income results primarily from increases in the amount of interest-bearing investments outstanding.

Liquidity and Capital Resources

  As of March 31, 2000 our principal sources of liquidity included approximately $86.8 million of cash and cash equivalents, $26.7 million in short-term investments, and $19.6 million in long-term investments. In addition, in April and May 2000, we sold shares of our common stock in our second public offering, generating net proceeds of approximately $92.6 million, after underwriting discounts and offering expenses. Net cash used in operating activities totaled $6.9 million in the three months ended March 31, 2000. The $6.9 million of cash used in the first three months of 2000 is primarily attributable to the net loss of $15.6 million off-set by non-cash charges of $6.1 million for purchased in-process research and development and $1.0 million of deferred compensation, a decrease in accounts receivable of $1.3 million, an increase in accounts payable and accrued liabilities of $1.3 million. Net cash used in investing activities for the three months ended March 31, 2000 of $5.4 million primarily reflects a net increase of $4.0 million in short- and long-term investments and an investment of approximately $1.1 million in capital equipment. Net cash provided by financing activities totaled $876,000 from the exercise of stock options in the three months ended March 31, 2000.

  We believe that that our current cash and cash equivalents combined with the net proceeds from our second public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

  . delays or failure to license our Commerce software and services to one or more partners;

  .  the nature and types of our licensing arrangements;

  .  expenses related to the issuance of stock to our partners;

  .  higher than expected operating expenses;

  . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization; and

  .  customer budget cycles and changes in these budget cycles.

 We have a history of losses, and we expect our operating expenses and losses to increase significantly.

  Our failure to increase our revenues significantly would seriously harm our business. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $11.7 million in 1997, $19.7 million in 1998, $28.6 million in 1999, and $15.6 million for the three months ending March 31, 2000. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for the foreseeable future.

 We are dependent on international sales which subjects us to a variety of risks.

  We received approximately 71% of our total revenues in 1999 and 34% of our total revenues in 1998 from licenses to partners located outside the United States. Our international sales activities are subject to a variety of risks, including the adoption of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

  Government regulation and requirements influence our sales internationally. Current or new government laws and regulations, or the application of existing laws and regulations, including those related to property ownership, content and taxation, could expose us to significant liabilities, significantly slow our growth or otherwise seriously harm our business and results of operations.

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

  We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for a given accounting period. We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of May 10, 2000, only 28 companies have licensed our software for commercial use. None of these companies have commercially deployed our technology. Our ability to attract new licensees will depend on a variety of factors, including the following:

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

  We began offering the general availability release of our Commerce software in December 1998, and recently released version 1.2.3 in February 2000. Our licensees' applications and services based on our Commerce software are in development or have only been released for evaluation in very limited pilot programs. Our licensees have not yet commercially deployed their applications or services. It is possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

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

  Defects or errors in current or future products could result in delayed or failed deployment of our technology, lost revenues, or a delay in or failure to achieve market acceptance, any of which could seriously harm our business and operating results. Complex software products like ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Because this is a system used for commerce, we believe the standards for reliability and performance will be very high.

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

  Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. We recently announced that our chief financial officer, Erwin N. Lenowitz, will be resigning for personal reasons as of the earlier of hiring a replacement or May 30, 2000. If we are unable to fill this function, our business could be harmed. In addition, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain highly qualified employees.

 Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 214 employees at April 21, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

  If standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. There is uncertainty in the market as to the best way to offer music digitally. For example, there are a number different software formats available and it is possible that not all music will play on the same devices. Consumer acceptance of digital delivery of music depends upon the ability of the various software formats to work together. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed.

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

  Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 1999 and March 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  None.

Item 2. Changes in Securities and Use of Proceeds.

  (a) Changes in Securities.

  On January 27, 2000, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of our common stock to stockholders of record on February 14, 2000.

  During the quarter ended March 31, 2000, we issued 230,462 shares of common stock in exchange for all of the capital stock of Infinite Ink Corporation. The transaction was accounted for as a purchase at a value of $28.1 million. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. These shares have not been registered for resale by us.

  (b) Use of Proceeds.

  On April 12, 2000, we completed a secondary offering in which we sold 2,645,000 shares of common stock at $35 per share. In addition, we sold 175,244 shares of common stock at $35 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $98.7 million. Underwriters' discounts and other related costs were approximately $6.1 resulting in net proceeds $92.6 million. On November 1, 1999, we completed the initial public offering, in which we sold 13,000,000 shares of common stock at $9 per share. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters' discounts and other related costs were approximately
$11.2 resulting in net proceeds $123.4 million. The net proceeds were predominantly held in cash, cash equivalents and short-term investments at April 30, 2000.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information.

  None.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

 Exhibit No.                                             Description
 -----------                                             -----------
     3.1      Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of
               Delaware on November 1, 1999--incorporated herein by reference to Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (File No. 333-84033).

 Exhibit No.                                              Description
 -----------                                              -----------
    3.2       Amended and Restated Bylaws of the Registrant--incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

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

   10.2*      1999 Equity Incentive Plan and forms of agreements thereunder

   10.3*      1999 Employee Stock Purchase Plan.

   10.4*      1999 Non-Employee Directors Option Plan.

   10.5       Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999--incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

   10.6+      Technology Development, Marketing, and License Agreement by and between the Registrant and National
               Westminster Bank PLC dated August 18, 1998--incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.7+      Technology Development and License Agreement by and between the Registrant and Universal Music
               Group, Inc. dated April 13, 1999--incorporated herein by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.8+      Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996--incorporated herein by reference to Exhibit 10.14 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.9+      Technology Development and License Agreement by and between the Registrant and Mitsubishi
               Corporation dated October 7, 1996--incorporated herein by reference to Exhibit 10.15 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.10      Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen &
               Company Incorporated, dated September 7, 1999--incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.11      Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National
               Westminster Bank dated August 18, 1998--incorporated herein by reference to Exhibit 10.17 to the Registrant's
               Registration Statement on Form S-1 (File No. 333-84033).

   10.12      Amendment to Technology Development and License Agreement by and between the Registrant and
               Universal Music Group, Inc. dated April 13, 1999--incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

   10.19**    Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated
               January 24, 2000.

   27.1       Financial Data Schedule.

--------
 * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-32484).

 + Confidential treatment requested.

  (b) Reports on Form 8-K.

  We filed one report on Form 8-K during the quarter ended March 31, 2000 in which we disclosed that Peter van Cuylenberg stepped down from his role as president and a director of InterTrust for personal family circumstances.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERTRUST TECHNOLOGIES CORPORATION

                                                  /s/ Victor Shear
                                          By: _________________________________
                                                      Victor Shear
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                /s/ Erwin N. Lenowitz
Date: May 12, 2000                        By: _________________________________
                                                    Erwin N. Lenowitz
                                              Vice Chairman of the Board and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit No.                                              Description
 -----------                                              -----------
     3.1      Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of
               Delaware on November 1, 1999--incorporated herein by reference to Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (File No. 333-84033).

     3.2      Amended and Restated Bylaws of the Registrant--incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

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

    10.2*     1999 Equity Incentive Plan and forms of agreements thereunder

    10.3*     1999 Employee Stock Purchase Plan.

    10.4*     1999 Non-Employee Directors Option Plan.

    10.5      Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999--incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
               (File No. 333-84033).

    10.6+     Technology Development, Marketing, and License Agreement by and between the Registrant and National
               Westminster Bank PLC dated August 18, 1998--incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

    10.7+     Technology Development and License Agreement by and between the Registrant and Universal Music
               Group, Inc. dated April 13, 1999--incorporated herein by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

    10.8+     Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996--incorporated herein by reference to Exhibit 10.14 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

    10.9+     Technology Development and License Agreement by and between the Registrant and Mitsubishi
               Corporation dated October 7, 1996--incorporated herein by reference to Exhibit 10.15 to the
               Registrant's Registration Statement on Form S-1 (File No. 333-84033).

    10.10     Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen &
               Company Incorporated, dated September 7, 1999--incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

    10.11     Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National
               Westminster Bank dated August 18, 1998--incorporated herein by reference to Exhibit 10.17 to the Registrant's
               Registration Statement on Form S-1 (File No. 333-84033).

    10.12     Amendment to Technology Development and License Agreement by and between the Registrant and
               Universal Music Group, Inc. dated April 13, 1999--incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 Exhibit No.                                              Description
 -----------                                              -----------
   10.19**    Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated
               January 24, 2000.

   27.1       Financial Data Schedule.

--------
 * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-32484).

 + Confidential treatment requested.