Form 10-Q
period 2000-06-30
INTERTRUST TECHNOLOGIES CORP
filed 2000-08-09
CIK 1089717

================================================================================
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                      OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes   X   No    , and (2)  has
                                                   ---    ---
been subject to such filing requirements for the past 90 days.  Yes  X  No    .
                                                                    ---    ---

     The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 85,330,281.
--------------------------------------------------------------------------------
================================================================================

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        -------
Part I.  Financial Information
Item 1.      Condensed Consolidated Balance Sheets as of June 30, 2000
             and December 31, 1999                                       3

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2000 and 1999           4

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2000 and 1999                     5

             Notes to Condensed Consolidated Financial Statements        6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

Item 3.      Qualitative and Quantitative Disclosure About Market Risk  21

Part II.  Other Information

Item 1.      Legal Proceedings                                          23

Item 2.      Changes in Securities and Use of Proceeds                  23

Item 3.      Defaults Upon Senior Securities                            23

Item 4.      Submission of Matters to a Vote of Security Holders        23

Item 5.      Other Information                                          23

Item 6.      Exhibits and Reports on Form 8-K                           23

Signature                                                               26

Exhibit Index                                                           27


PART I.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,         December 31,
                                                                                         2000               1999
                                                                                       ---------           --------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.................................................          $ 162,994           $ 98,286
   Short-term investments....................................................             34,236             42,548
   Accounts receivable.......................................................              6,002              2,562
   Prepaid distribution costs, net...........................................                460                 --
   Other current assets......................................................              2,404              1,182
                                                                                       ---------           --------
       Total current assets..................................................            206,096            144,578
Property and equipment, net..................................................              5,189              3,356
Long-term investments........................................................             21,194                 --
Other assets.................................................................                533                137
Goodwill and other intangible assets.........................................             20,843              3,426
                                                                                       ---------           --------
                                                                                       $ 253,855           $151,497
                                                                                       =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................          $   2,036           $  2,184
   Accrued compensation......................................................              2,470              1,113
   Accrued distribution costs................................................              5,460                 --
   Other accrued liabilities.................................................              1,791              1,678
   Deferred revenue..........................................................              4,689              3,052
                                                                                       ---------           --------
       Total current liabilities.............................................             16,446              8,027
Deferred revenue--long-term portion..........................................              9,178             10,118
Commitments:
Stockholders' equity:
   Convertible preferred stock...............................................                 --                 --
   Common stock..............................................................                 85                 79
   Additional paid-in capital................................................            334,064            214,241
   Deferred stock compensation...............................................             (4,656)            (6,600)
   Notes receivable from stockholders........................................                (93)              (196)
   Accumulated other comprehensive income (loss).............................               (636)              (107)
   Accumulated deficit.......................................................           (100,533)           (74,065)
                                                                                       ---------           --------
       Total stockholders' equity............................................            228,231            133,352
                                                                                       ---------           --------
                                                                                       $ 253,855           $151,497
                                                                                       =========           ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                         Three Months Ended                   Six Months Ended
                                              June 30,                            June 30,
                                     --------------------------          --------------------------
                                        2000              1999              2000              1999
                                     --------           -------          --------          --------
                                              (unaudited)                         (unaudited)
 Revenues:
   Licenses........................  $    889           $   142          $  1,576          $    309
   Software support and training...       632               112             1,292               177
   Clearinghouse services..........       146                --               146                --
                                     --------           -------          --------          --------
Total revenues                          1,667               254             3,014               486
Cost of revenues:
   Licenses........................       110                10               213                42
   Software support and training...       182               121               329               208
   Clearinghouse services..........       714                --             1,357                --
                                     --------           -------          --------          --------
Total cost of revenues.............     1,006               131             1,899               250
                                     --------           -------          --------          --------
Gross profit                              661               123             1,115               236
Operating costs and expenses:
   Research and development........     5,775             3,652            10,976             7,088
   Sales and marketing.............     4,361             1,315             8,018             2,449
   General and administrative......     2,273             1,358             4,501             2,117
   Purchased in-process research
     and development...............        --                --             6,100                --
   Amortization of goodwill........       922                --               922                --
   Amortization of deferred stock
     compensation..................       938               168             1,944               195
                                     --------           -------          --------          --------
Total operating costs and expenses.    14,269             6,493            32,461            11,849
                                     --------           -------          --------          --------
Loss from operations...............   (13,608)           (6,370)          (31,346)          (11,613)
Interest and other income (expense),
  net..............................     2,766               160             4,878               202
                                     --------           -------          --------          --------
Net loss.                            $(10,842)          $(6,210)         $(26,468)         $(11,411)
                                     ========           =======          ========          ========
Basic and diluted net loss per
  share............................  $  (0.13)          $ (0.19)         $  (0.32)         $  (0.37)
                                     ========           =======          ========          ========
Shares used in computing basic and
  diluted net loss per share.......    84,247            31,891            81,589            30,614
                                     ========           =======          ========          ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                        2000             1999
                                                                                     ---------        ---------
                                                                                         (unaudited)
Operating activities
Net loss......................................................................       $(26,468)       $(11,411)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................            838             263
   Amortization of deferred stock compensation and other stock related
    compensation charges......................................................          1,984             275
   Amortization of goodwill...................................................            922              --
   Purchased in-process research and development..............................          6,100              --
   Changes in operating assets and liabilities:
       Accounts receivable....................................................         (3,440)          1,146
       Prepaid and other current assets.......................................         (1,682)           (172)
       Accounts payable.......................................................           (165)            350
       Accrued compensation...................................................          1,357             180
       Other accrued liabilities..............................................          5,573             110
       Deferred revenue.......................................................            697             441
                                                                                     --------        --------
          Net cash used in operating activities...............................        (14,284)         (8,818)
Investing activities
Capital expenditures..........................................................         (2,427)           (210)
Purchases of short-term investments...........................................        (33,072)             --
Proceeds from sales and maturities of short-term investments..................         40,855              --
Purchases of long-term investments............................................        (21,194)             --
Other noncurrent assets.......................................................           (546)            (47)
                                                                                     --------        --------
          Net cash used in investing activities...............................        (16,384)          ( 257)
Financing activities
Proceeds from issuance of convertible promissory notes........................             --           1,000
Proceeds from issuance of preferred stock, net................................             --          14,714
Proceeds from issuance of common stock, net...................................         95,313           3,081
Proceeds from repayment of notes receivable from stockholders.................             63              --
                                                                                     --------        --------
          Net cash provided by financing activities...........................         95,376          18,795
                                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents..........................         64,708           9,720
Cash and cash equivalents at beginning of period..............................         98,286           5,575
                                                                                     --------        --------
Cash and cash equivalents at end of period....................................       $162,994        $ 15,295
                                                                                     ========        ========
Supplemental schedule of noncash financing activities:
Purchase of Infinite Ink:
                                                                                     ========        ========
   Issuance of common stock...................................................       $ 24,516        $     --
                                                                                     ========        ========
   Assets acquired............................................................       $     18        $     --
                                                                                     ========        ========
   Liabilities assumed........................................................       $     17        $     --
                                                                                     ========        ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 1999 (the "Annual Report"). Results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

Stock Split

     On January 27, 2000, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of the company's common stock to shareholders of record on February 14, 2000. Shares resulting from the split were distributed by the transfer agent on February 28, 2000. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                             -----------------------------          ----------------------------
                                                                2000                1999               2000              1999
                                                             ---------           ---------          ---------          ---------
                                                                            (in thousands, except per share data)
Net loss                                                      $(10,842)            $(6,210)          $(26,468)          $(11,411)
                                                             =========           =========          =========          =========
Basic and diluted:
 Weighted-average shares of common stock outstanding            84,567              32,537             82,017             31,218
 Less weighted-average shares subject to repurchase               (320)               (646)              (428)              (604)
                                                             ---------           ---------          ---------          ---------
 Weighted-average shares used in computing basic and            84,247              31,891             81,589             30,614
  diluted net loss per common share
                                                             ---------           ---------          ---------          ---------
   Basic and diluted net loss per common share                $  (0.13)            $ (0.19)          $  (0.32)          $  (0.37)
                                                             =========           =========          =========          =========

     We excluded all outstanding convertible preferred stock, warrants, and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 13,631,000 and 37,599,000 for the three months June 30, 2000 and 1999, respectively, and 15,363,000 and 38,238,000 for the six months ended June 30, 2000 and 1999, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Two customers accounted for 24% and 22% of total revenues in the second quarter of 2000. Three customers accounted for 38%, 23%, and 13% of total revenues in the second quarter of 1999. In the six months of 2000, three customers accounted for 25%, 23% and 13% of total revenues and, in the comparable period of 1999, three customers accounted for 40%, 24% and 13% of total revenues. International revenues accounted for 51% of total revenues for the first six months of 2000 and 67% of the revenues for the comparable period of 1999.

Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We must adopt SAB 101 in the fourth quarter of fiscal 2000 and are currently evaluating the impact of such adoption, if any, on the Company's results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock related compensation and is effective July 1, 2000. Management does not expect the adoption of FIN 44 to have a material effect on the financial position or results of operations of InterTrust.

2.   PUBLIC STOCK OFFERINGS

     In April 2000, we sold 2,645,000 shares of common stock in an underwritten public offering. The common stock was sold to the public at a purchase price of $35 per share resulting in net proceeds of approximately $86.5 million, after underwriting discounts and offering expenses. On May 11, 2000, the underwriters exercised a part of their over-allotment option to purchase 175,244 additional shares of common stock from us at an exercise price of $35 per share. Net proceeds from the exercise of the over-allotment option were approximately $5.8 million after underwriting discounts.

3.   INVESTMENTS

     In April 2000, we purchased approximately $5 million in preferred stock of Magex Holdings Limited, a non-public company located in the United Kingdom and established by National Westminster Bank Plc., for the purpose of digitally distributing music, video and games via the Internet. The investment represents less than 5% of the outstanding stock of Magex and will be accounted for on the cost basis.

     In May 2000, we entered into a license agreement with CSTH Holdings, S.A., a non public company located in Luxembourg, in exchange for common stock of the corporation. We did not recognize revenue from the license agreement as the company is non-public and there is no liquid market for their stock. Concurrently, we invested an additional $1 million in a private placement round that was valued by other third party investors. As a result of these two transactions, we held approximately 18% of the outstanding shares of CSTH Holdings at the date of the investment and the investment will be accounted for on the cost basis.

     In June 2000, we invested $500,000 in a private round of financing of Zero Gravity Technologies Corporation, a licensee of InterTrust. The investment was valued by other third party investors participating in the financing arrangement and will be accounted for on the cost basis. The founder and chief executive officer is the general partner of one of our stockholders.

4.   NON MONETARY TRANSACTION

     In June 2000, we entered into a commerce services license agreement with America OnLine (AOL) with license fees of $5 million. Under the agreement, we will also receive our standard transaction fees that are calculated as a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology. Concurrently, we entered into a distribution agreement whereby AOL committed to distribute our

InterRights Point software (technology) on over 100 million disks which we currently expect to commence in the fall of 2000. We agreed to pay AOL a total of $5.5 million for the distribution program. However, as we are paying AOL for the distribution program in a concurrent transaction with the software license transaction and could not establish the fair value of the software license and distribution program, under current accounting guidance, we did not give accounting recognition to the non-monetary portion of the transaction. Therefore, in our financial statements we will not recognize license revenue under the AOL agreement and will only recognize the $500,000 of expense for the excess of the distribution costs over the amount of the license fees.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. InterTrust's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in our Registration Statement on Form S-1, as amended and, filed with the Securities and Exchange Commission (File No. 333-32484) on April 6, 2000. All forward-looking statements in this document are based on information available to InterTrust as of the date hereof and InterTrust assumes no obligation to update any such forward-looking statements.

Overview

     We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. The general availability version of our Commerce software was released to our partners in December 1998. Most of our partners have conducted or are about to conduct pilot programs using this software. Some partners began using the technology on a limited commercial basis in January 2000.

     We license our DRM platform to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive all of our revenues from initial license fees, associated software support and training services, and TrustNet clearinghouse services. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Some of our license agreements relating to uses of our technology within enterprises for privately managing proprietary data require a per-user fee. We do not expect to recognize any transaction revenue until the fourth quarter of 2000. Over time, we anticipate that our revenues will be derived primarily from transaction fees and, to a significantly lesser extent, from TrustNet clearinghouse services, initial license fees and software support and training services fees. However, for the foreseeable future, we expect that our revenues will be primarily derived from license fees and support services. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

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

     Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified upgrade and do not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. We began recognizing license revenue in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At June 30, 2000, we had approximately $13.9 million of deferred license revenue that will be recognized in future periods.

     In connection with our strategy to promote widespread deployment of our software, through June 30, 2000, we have on four occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. We received approximately 1.7 million shares of common stock from one licensee, 882,000 shares of common stock from the second licensee, 148,300 shares of common stock from the third licensee, and 579 shares of common stock from the fourth licensee, which we believe represents approximately 10%, 18%, 5%, and 14% of the outstanding shares of the licensees as of the license date. Because the entities were recently formed, privately-held companies and we were unable to obtain sufficient evidence of the fair value of the common stock of the entities, we did not record revenue or deferred revenue from the license fees. We are obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. We are not obligated to provide any funding to the licensees for the development of the licensees' software. In the future, we may enter into other equity payment arrangements. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     In June 2000, we entered into a commerce services license agreement with America OnLine (AOL) with license fees of $5 million. Under the agreement, we will also receive our standard transaction fees that are calculated as a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology. Concurrently, we entered into a distribution agreement whereby AOL committed to distribute our InterRights Point software (technology) on over 100 million disks which we currently expect to commence in the fall of 2000. We agreed to pay AOL a total of $5.5 million for the distribution program. However, as we are paying AOL for the distribution program in a concurrent transaction with the software license transaction and could not establish the fair value of the software license and distribution program, under current accounting guidance, we did not give accounting recognition to the non-monetary portion of the transaction. Therefore, in our financial statements we will not recognize license revenue under the AOL agreement and will only recognize the $500,000 of expense for the excess of the distribution costs over the amount of the license fees.

     For contracts entered into before 1998, we recognize revenue as the amounts are earned under the related agreements, provided no significant obligations exist and the related receivable is determined to be collectible, consistent with Statement of Position 91-1, Software Revenue Recognition.

     Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of June 30, 2000. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any transaction fees from commercial transactions or services, or sales of products.

     Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided, generally two years, one year in recent agreements. Some of our partners were utilizing pre-commercial versions of our product in the development of their own solutions and, as a result, were utilizing our software support and training services before the shipment of the general availability version of our software.

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

     Through the end of 1998, we were in the development stage and had a limited number of licensees. In the six months ended June 30, 2000, PricewaterhouseCoopers accounted for 22% of total revenues and National Computer Systems Pte accounted for 24% of total revenues. In the comparable period for 1999, Mitsubishi, a stockholder, accounted for 40% of total revenues, Reciprocal accounted for 24% of total revenues, and Computacenter accounted for 13% of total revenues. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

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

Results of Operations

Revenues

     Total revenues increased to approximately $1,667,000 in the three months ended June 30, 2000 from approximately $254,000 in the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues increased to approximately $3,014,000 from approximately $486,000 in the comparable period of 1999.

     License revenues were approximately $889,000 or 53% of total revenues for the three month period ended March 31, 2000 as compared to $142,000 or 56% of total revenues in the three month period ended March 31, 1999, and represent the amortization of deferred license fees. License fees accounted for 52% of total revenues in the six months ended June 30, 2000 and 64% of total revenues in the six months ended June 30, 1999. This increase was due to license fees from additional partner licensing agreements.

     Revenue from software support and training increased to $632,000 in the three months ended June 30, 2000 from approximately $112,000 in the three months ended March 31, 2000. Software support and training revenue increased to approximately $1,292,000 for the six months ended June 30, 2000 from approximately $177,000 for the comparable period in 1999. This increase was due to support and training fees from additional partner licensing agreements. Software support and training services accounted for 38% and 44% of total revenues in the three month periods ended June 30, 2000 and 1999, respectively, and 43% and 36% for the six month periods ended June 30, 2000 and 1999, respectively.

     No Trustnet clearinghouse revenue was recognized in the three or six months ended June 30, 1999, as the service was not available to our partners until the third quarter of 1999. Service revenues were approximately $146,000 for the three and six month periods ended June 30, 2000, and represent consulting and system integration services and monthly service fees for clearinghouse services. Clearinghouse fees accounted for 9% of total revenues in the three months ended June 30, 2000 and 5% of total revenues in the six months ended June 30, 2000.

Cost of Revenues

     Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and purchased technology. Cost of license revenue was approximately $110,000 during the three months ended June 30, 2000 and approximately $10,000 in the three months ended June 30, 1999. Cost of license revenue was approximately $213,000 during the six months ended June 30, 2000 and approximately $42,000 in the comparable period in 1999. Cost of license revenue is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

     Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both at our facilities as well as at partner locations. Cost of software support and training revenue increased to approximately $182,000 for the three months ended March 31, 2000 from approximately $121,000 for the three months ended June 30, 1999. In the first six months of 2000, the cost of software support and training was approximately $329,000 as compared to approximately $208,000 in the comparable period for 1999. The increase in cost of software support and training represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

     Cost of clearinghouse services consists primarily of the cost to lease secure third party web site facilities, related support equipment in order to provide our partners with a facility to conduct pilot programs, and cost of personnel to support the site. We began providing these services in the third quarter of 1999. Clearinghouse service costs incurred to establish and test the site were approximately $714,000 during the three months ended June 30, 2000 and $1,357,000 in the six months ended June 30, 2000.

Research and Development

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $5.8 million for the three months ended June 30, 2000 and approximately $3.7 million for the three months ended June 30, 1999. In the first six months of 2000, research and development spending was approximately $11.0 million as compared to approximately $7.1 million in the comparable period of 1999. This increase was primarily attributable to increases in personnel costs and consultant services associated with both product research and development. We believe that continued investment in research and development is critical to attaining our strategic product objective and we expect these expenses to increase significantly in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to approximately $4.4 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. In the first six months of 2000, sales and marketing expenses were $8.0 million as compared to $2.4 million in the comparable period of 1999. The increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, including related salaries, public relations and other promotional costs, and travel costs. We expect sales and marketing expenses to increase in absolute dollars due to planned growth of our sales and partner development organizations, including the establishment of additional domestic and international offices, and implementation of advertising and promotional programs.

General and Administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $2.3 million for the three months ended June 30, 2000 from approximately $1.4 million for the three months ended June 30, 1999. General and administrative expenses were approximately $4.5 million for the six months ended June 30, 2000 and $2.1 million for the comparable period in 1999. These increases were primarily attributed to increases in our legal and business development personnel and costs associated with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional operating systems necessary to support our growth.

Deferred Stock Compensation

     During second half of 1999, we recorded deferred compensation of approximately $8.3 million, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes.

     Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $938,000 of related compensation expense during the three months ended June 30, 2000 and $168,000 in the comparable period of 1999. We recognized approximately $1.9 million of related compensation expense during the six months ended June 30, 2000 as compared to $195,000 in the six-month period ended June 30, 1999. The amortization of deferred compensation will approximate $3.5 million for 2000, $1.8 million for 2001, $915,000 for 2002 and $305,000 for
2003.

Purchased in-process research and development and goodwill amortization

     In March 2000, we acquired Infinite Ink Corporation, a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, we acquired all of the shares of Infinite Ink in exchange for 230,462 shares of our common stock with aggregate fair value of $18.7 million, and assumed stock options exercisable for 68,052 shares of common stock with an aggregate fair value of $5.8 million. The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development, $18 million was capitalized as goodwill, and $400,000 was capitalized as the cost of work force in place. The goodwill and work force are being amortized ratably over their estimated useful lives of five and three years, respectively. We recognized $922,000 of amortization expense in the three and six months ended June 30, 2000.

Interest and other income (expense), net

     Interest and other income (expense), net, consists primarily of interest earned on cash and cash equivalents and immaterial gains and losses from foreign currency transactions. We recognized approximately $2.8 million of interest income in the three months ended June 30, 2000 and $160,000 in the three months ended June 30, 1999. We recognized approximately $4.9 million of interest income in the six months ended June 30, 2000 and $202,000 in the comparable period of 1999. The increase in interest income results primarily from increases in the amount of interest-bearing investments outstanding.

Liquidity and Capital Resources

     As of June 30, 2000 our principal sources of liquidity included approximately $163.0 million of cash and cash equivalents, $34.2 million in short-term investments, and $14.7 million in long-term investments. Net cash used in operating activities totaled $14.3 million in the six months ended June 30, 2000. The $14.3 million of cash used in the first six months of 2000 is primarily attributable to the net loss of $26.5 million and an increase in accounts receivable of $3.4 million offset by non-cash charges of $6.1 million for purchased in-process research and development and $2.0 million of deferred compensation, and $922,000 of goodwill amortization, and increased accrued liabilities of $6.9 million. Net cash used in investing activities for the six months ended June 30, 2000 of $16.4 million primarily reflects a net increase of $13.4 million in short- and long-term investments and an investment of approximately $2.4 million in capital equipment. Net cash provided by financing activities totaled $95.4 million and represent proceeds of approximately $92.3 from our public offering in April 2000, the $3.0 million from the exercise of stock options and issuances under the employee stock purchase plan in the six months ended June 30, 2000.

     We may also choose to invest in venture capital funds that invest in companies that may be potential licensees or companies that we believe will facilitate the deployment of our technology.

     We believe that that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

     .  higher spending deployment programs;

     .  non monetary transactions;

     . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization; and

     .  customer budget cycles and changes in these budget cycles.

We are dependent on international sales which subject us to a variety of risks.

     We received approximately 51% of our total revenues in the first six months of 2000, 71% of our total revenues in 1999, and 34% of our total revenues in 1998 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

     Government regulation and requirements influence our sales internationally. Current or new government laws and regulations, or the application of existing laws and regulations including those related to property ownership, content and taxation, could expose us to significant liabilities, significantly slow our growth or otherwise seriously harm our business and results of operations.

We have a history of losses, and we expect our operating expenses and losses to increase significantly.

     Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $11.7 million in 1997, $19.7 million in 1998, $28.6 million in 1999, and $26.5 million for the six months ending June 30, 2000. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

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

     We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of July 31, 2000, only 39 companies have licensed our software for commercial use. As of July 2000, only one company has commercially deployed our technology and that has been done in a limited number. Our ability to attract new licensees will depend on a variety of factors, including the following:

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

     We began offering the general availability release of our Commerce software in December 1998, and recently released version 1.3 in July 2000. Our licensees' applications and services based on our Commerce software are in development or have only been released for evaluation in very limited pilot programs. Some of our licensees have recently begun commercial deployment of their applications or services. It is possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

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

     Our markets are new, rapidly evolving, and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. We encounter current or potential competition from a number of sources, including:

     . providers of secure digital distribution technology like Adobe, AT&T, IBM, Microsoft, Liquid Audio, Preview Systems, and Content Guard;

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

     Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. Our Chief Financial Officer, Erwin N. Lenowitz, resigned for personal reasons as of May 30, 2000. If we are unable to fill this function, our business could be harmed. In addition, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain highly qualified employees.

Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 225 employees at June 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

Industry-Related Risks

Our revenues may not grow and our stock price may decline if digital music commerce over the Internet does not develop.

     We currently devote a significant portion of our time, resources, and attention pursuing partnerships and business within the music industry. As a result, if digital music commerce over the Internet does not develop, or develops more slowly than expected, our business and operating results will be significantly harmed. A number of factors could delay or prevent the development of digital music commerce. These factors include:

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

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 1999 and June 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.  OTHER INFORMATION

                      INTERTRUST TECHNOLOGIES CORPORATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     (a) Changes in Securities

     On January 27, 2000, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of the company's common stock to shareholders of record on February 14, 2000.

     During the quarter ended March 31, 2000, we issued 230,462 shares of common stock in exchange for all of the capital stock of Infinite Ink Corporation. The transaction was accounted for a purchase at a value of $28.1 million. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. These shares have not been registered for resale by us.

     (b) Use of Proceeds

     On April 12, 2000 we completed a secondary offering in which we sold 2,645,000 shares of common stock at $35 per share. In addition, we sold 175,244 shares of common stock at $35 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $98.7 million. Underwriters' discounts and other related costs were approximately $6.1 resulting in net proceeds $92.6 million. On November 1, 1999, we completed our initial public offering, in which we sold 13,000,000 shares of common stock at $9 per share. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters' discounts and other related costs were approximately $11.2 resulting in net proceeds $123.4 million. The net proceeds were predominantly held in cash, cash equivalents and short-term investments at July 31, 2000.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

    Exhibit
      No.                                                    Description
---------------  ---------------------------------------------------------------------------------------------------
      3.1        Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of

    Exhibit
      No.                                                    Description
---------------  ---------------------------------------------------------------------------------------------------
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

     None

                      INTERTRUST TECHNOLOGIES CORPORATION
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERTRUST TECHNOLOGIES CORPORATION

                                    By: /s/ Victor Shear
                                        ----------------------------------------
                                        Victor Shear
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  August 9, 2000               By: /s/ David M. Lund
                                        ----------------------------------------
                                        David M. Lund
                                        Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

    Exhibit
      No.                                                    Description
---------------  ---------------------------------------------------------------------------------------------------
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