Form 10-Q
period 2000-09-30
INTERTRUST TECHNOLOGIES CORP
filed 2000-11-13
CIK 1089717

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

[ ]            For the quarterly period ended September 30, 2000

                                      OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes    X    No ___, and (2)  has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ___     ___.

     The number of shares outstanding of the registrant's Common Stock as of November 10, 2000 was 86,673,137.

================================================================================

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                            Page No.
                                                                            -------
Part I.  Financial Information
Item 1.    Condensed Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999                                               3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2000 and 1999             4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999                       5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 3.    Qualitative and Quantitative Disclosure About Market Risk          22

Part II. Other Information

Item 1.    Legal Proceedings                                                  23

Item 2.    Changes in Securities and Use of Proceeds                          23

Item 3.    Defaults Upon Senior Securities                                    23

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  23

Item 6.    Exhibits and Reports on Form 8-K                                   23

Signature                                                                     26

Exhibit Index                                                                 27

PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                    September 30,       December 31,
                                                                                        2000                1999
                                                                                    ------------        -----------
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.................................................        $ 142,348           $ 98,286
   Short-term investments....................................................           40,356             42,548
   Accounts receivable.......................................................            1,756              2,562
   Prepaid distribution costs, net...........................................              460                 --
   Other current assets......................................................            3,049              1,182
                                                                                     ---------           --------
       Total current assets..................................................          187,969            144,578
Property and equipment, net..................................................            7,849              3,356
Long-term investments........................................................           24,290                 --
Other assets.................................................................            1,223                137
Goodwill and other intangible assets.........................................           19,866              3,426
                                                                                     ---------           --------
                                                                                     $ 241,197           $151,497
                                                                                     =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................        $   3,118           $  2,184
   Accrued compensation......................................................            4,407              1,113
   Other accrued liabilities.................................................            1,210              1,678
   Deferred revenue..........................................................            5,582              3,052
                                                                                     ---------           --------
       Total current liabilities.............................................           14,317              8,027
Deferred revenue--long-term portion..........................................            7,604             10,118
Commitments:
Stockholders' equity:
   Common stock..............................................................               86                 79
   Additional paid-in capital................................................          335,040            214,241
   Deferred stock compensation...............................................           (3,910)            (6,600)
   Notes receivable from stockholders........................................              (73)              (196)
     Accumulated other comprehensive loss....................................             (282)              (107)
   Accumulated deficit.......................................................         (111,585)           (74,065)
                                                                                     ---------           --------
       Total stockholders' equity............................................          219,276            133,352
                                                                                     ---------           --------
                                                                                     $ 241,197           $151,497
                                                                                     =========           ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                        Three Months                         Nine Months
                                                            Ended                               Ended
                                                        September 30,                        September 30,
                                                       ----------------                     ---------------
                                                    2000              1999               2000              1999
                                                    ----              ----               ----              ----
                                                          (unaudited)                          (unaudited)
Revenues:
     Licenses..................................      $  1,188           $   187          $  2,764          $    496
     Software support and training.............           861               176             2,153               353
     Clearinghouse services....................            48                --               194                --
                                                     --------           -------          --------          --------
Total revenues.................................         2,097               363             5,111               849
Cost of revenues:
     Licenses..................................           133                24               346                66
     Software support and training.............           236               126               565               334
     Clearinghouse services....................           934                90             2,291                90
                                                     --------           -------          --------          --------
Total cost of revenues.........................         1,303               240             3,202               490
                                                     --------           -------          --------          --------
Gross profit...................................           794               123             1,909               359
Operating costs and expenses:
     Research and development..................         6,470             4,587            17,446            11,675
     Sales and marketing.......................         4,493             1,732            12,511             4,181
     General and administrative................         2,520             1,521             7,021             3,638
     Purchased in-process research and                     --                --             6,100                --
         development...........................
     Amortization of goodwill..................           923                --             1,845                --
     Amortization of deferred stock                       746               625             2,690               820
         compensation..........................      --------           -------          --------          --------


Total operating costs and expenses.............        15,152             8,465            47,613            20,314
                                                     --------           -------          --------          --------
Loss from operations...........................       (14,358)           (8,342)          (45,704)          (19,955)
Interest and other income (expense), net.......         3,306               279             8,184               481
                                                     --------           -------          --------          --------
Net loss.......................................      $(11,052)          $(8,063)         $(37,520)         $(19,474)
                                                     ========           =======          ========          ========
Basic and diluted net loss per share..........       $  (0.13)          $ (0.23)         $  (0.45)         $  (0.61)
                                                     ========           =======          ========          ========
Shares used in computing basic and diluted net
 loss per share................................        85,434            34,411            82,871            31,880
                                                     ========           =======          ========          ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     ----------------------
                                                                                     2000              1999
                                                                                     ----              ----
                                                                                           (unaudited)
Operating activities
Net loss......................................................................       $(37,520)         $(19,474)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................          1,341               395
   Amortization of deferred stock compensation and other stock related
    compensation charges......................................................          2,750               920

   Amortization of goodwill...................................................          1,845                --
   Purchased in-process research and development..............................          6,100                --
   Changes in operating assets and liabilities:
       Accounts receivable....................................................            806             1,000
       Prepaid and other current assets.......................................         (2,327)             (674)
       Accounts payable.......................................................            917             1,769
       Accrued compensation...................................................          3,294               321
       Other accrued liabilities..............................................           (468)              741
       Deferred revenue.......................................................             16               465
                                                                                     --------          --------
     Net cash used in operating activities....................................        (23,246)          (14,537)
Investing activities
Capital expenditures..........................................................         (5,541)           (1,880)
Purchases of short-term investments...........................................        (38,892)               --
Proceeds from sales and maturities of short-term investments..................         40,856                --
Purchases of long-term investments............................................        (24,237)               --
Other noncurrent assets.......................................................         (1,232)              (96)
                                                                                     --------          --------
   Net cash used in investing activities......................................        (29,046)           (1,976)
Financing activities
Proceeds from issuance of convertible promissory notes........................             --             1,000
Proceeds from issuance of preferred stock, net................................             --            30,411
Proceeds from issuance of common stock, net...................................         96,291             3,526
Proceeds from repayment of notes receivable from stockholders.................             63                --
                                                                                     --------          --------
   Net cash provided by financing activities..................................         96,354            34,937
                                                                                     --------          --------
Net increase in cash and cash equivalents.....................................         44,062            18,424
Cash and cash equivalents at beginning of period..............................         98,286             5,575
                                                                                     --------          --------
Cash and cash equivalents at end of period....................................       $142,348          $ 23,999
                                                                                     ========          ========

Supplemental schedule of noncash financing activities:
Conversion of convertible promissory notes and accrued interest into
   convertible preferred stock................................................        $     --         $  1,039
                                                                                      ========         ========
Purchase of Infinite Ink:
                                                                                      ========         ========
   Issuance of common stock...................................................        $ 24,516         $     --
                                                                                      ========         ========
   Assets acquired............................................................        $     18         $     --
                                                                                      ========         ========
   Liabilities assumed........................................................        $     17         $     --
                                                                                      ========         ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

             NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 1999 (the "Annual Report"). Results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of operating results for the full year.

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

Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ----------------------           ----------------------
                                                                  2000            1999             2000            1999
                                                                 ------          ------           ------          ------
                                                                         (in thousands, except per share data)

Net loss                                                         $ (11,052)     $  (8,063)        $ (37,520)      $ (19,474)
                                                                 =========      =========         =========       =========

Basic and diluted:
 Weighted-average shares of common stock outstanding                85,718         35,011            83,251          32,482
 Less weighted-average shares subject to repurchase                   (284)          (600)             (380)           (602)
                                                                 ---------      ---------         ---------       ---------

 Weighted-average shares used in computing basic and                85,434         34,411            82,871          31,880
  diluted net loss per common share
                                                                 ---------      ---------         ---------       ---------

   Basic and diluted net loss per common share                   $   (0.13)     $   (0.23)        $   (0.45)      $   (0.61)
                                                                 =========      =========         =========       =========

     We excluded all outstanding convertible preferred stock, warrants, and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 13,230,000 and 13,740,000 for the three months September 30, 2000 and 1999, respectively, and 15,350,000 and 15,126,000 for the nine months ended September 30, 2000 and 1999, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 20%, 16% and 11% of total revenues in the third quarter of 2000. Three customers accounted for 27%, 16%, and 16% of total revenues in the third quarter of 1999. In the nine months of 2000, two customers accounted for 23% and 22% of total revenues and, in the comparable period of 1999, three customers accounted for 34%, 20% and 15% of total revenues. International revenues accounted for 49% of total revenues for the first nine months of 2000 and 66% of the revenues for the comparable period of 1999.

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock related compensation. The adoption of FIN 44 on July 1, 2000 did not have a material effect on the financial postion or results of operations of InterTrust.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. In June 200, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. InterTrust will adopt the accounting standards effective January 1, 2001, and is in the process of analyzing the accounting impact of the standards. At this time management does not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on InterTrust's financial position or results of operations.

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

     In May 2000, we entered into a license agreement with CSTH Holdings, S.A., a non-public company located in Luxembourg, in exchange for common stock of the corporation. We did not recognize revenue from the license agreement as the company is non-public and there is no liquid market for their stock. Concurrently, we invested an additional $1 million in a private placement round that was valued by other third party investors. As a result of these two transactions, we held approximately 18% of the outstanding shares of CSTH Holdings at the date of the investment and the investment will be accounted for on the cost basis.

     In June 2000, we invested $500,000 in a private round of financing of Zero Gravity Technologies Corporation, a licensee of InterTrust. The investment was valued by other third party investors participating in the financing arrangement and will be accounted for on the cost basis. The founder and chief executive officer is the general partner of one of our stockholders.

     In September 2000, we invested $500,000 in a convertible debenture of Massive Media Group, a non-public company and a licensee of InterTrust. The note is due at the earlier of one year from the date of issuance or upon the closing of a private financing round in excess of $10 million. The note carries an annual interest rate of 10%. We may convert the note at anytime into shares of the company's common stock in a quantity to be determined by the fair market value of the stock at the time of conversion. Two of the directors of Massive Media Group are beneficial owners of our Common Stock.

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

     Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified upgrade and do not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. We began recognizing license revenue in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At September 30, 2000, we had approximately $13 million of deferred license revenue that will be recognized in future periods.

     In connection with our strategy to promote widespread deployment of our software, through September 30, 2000, we have on four occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. We received approximately 1.7 million shares of common stock from one licensee, 882,000 shares of common stock from the second licensee, 148,300 shares of common stock from the third licensee, and 579 shares of common stock from the fourth licensee, which we believe represents approximately 10%, 18%, 5%, and 14% of the outstanding shares of the licensees as of the license date. Because the entities were recently formed, privately-held companies and we were unable to obtain sufficient evidence of the fair value of the common stock of the entities, we did not record revenue or deferred revenue from the license fees. We are obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. We are not obligated to provide any funding to the licensees for the development of the licensees' software. In the future, we may enter into other equity payment arrangements. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     In June 2000, we entered into a core license agreement with America OnLine
(AOL) with license fees of $5 million. Under the agreement, we will also receive our standard transaction fees that are calculated as a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology. Concurrently, we entered into a distribution agreement whereby AOL committed to distribute our InterRights Point software (technology) on over 100 million disks, which commenced in October 2000. We agreed to pay AOL a total of $5.5 million for the distribution program. However, as we are paying AOL for the distribution program in a concurrent transaction with the software license transaction and could not establish the fair value of the software license and distribution program, under current accounting guidance, we did not give accounting recognition to the non-monetary portion of the transaction. Therefore, in our financial statements we will not recognize license revenue under the AOL agreement and will only recognize the $500,000 of expense for the excess of the distribution costs over the amount of the license fees.

     For contracts entered into before 1998, we recognize revenue as the amounts are earned under the related agreements, provided no significant obligations exist and the related receivable is determined to be collectible, consistent with Statement of Position 91-1, Software Revenue Recognition.

     Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of September 30, 2000. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any transaction fees from commercial transactions or services, or sales of products.

     Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided, generally one to two years. Some of our partners were utilizing pre-commercial versions of our product in the development of their own solutions and, as a result, were utilizing our software support and training services before the shipment of the general availability version of our software.

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

     Through the end of 1998, we were in the development stage and had a limited number of licensees. In the nine months ended September 30, 2000, PricewaterhouseCoopers accounted for 23% of total revenues and National Computer Systems Pte accounted for 22% of total revenues. In the comparable period for 1999, Mitsubishi, a stockholder, accounted for 34% of total revenues, Reciprocal accounted for 20% of total revenues, and Computacenter accounted for 15% of total revenues. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

     In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our business model is new and unproven and has not succeeded in generating sufficient revenue to sustain or grow our business. The market for digital commerce services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts' expectations of our future operating results. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. We anticipate that our operating expenses will increase in future quarters. We expect to incur additional losses for at least the next several years. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, we have limited and delayed insight on consumer trends and sales, which makes prediction of our future revenues difficult.

Results of Operations

Revenues

     Total revenues increased to approximately $2,097,000 in the three months ended September 30, 2000 from approximately $363,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues increased to approximately $5,111,000 from approximately $849,000 in the comparable period of 1999.

     License revenues were approximately $1,188,000 or 57% of total revenues for the three month period ended September 30, 2000 as compared to $187,000 or 52% of total revenues in the three month period ended September 30, 1999, and represent the amortization of deferred license fees. License fees accounted for 54% of total revenues in the nine months ended September 30, 2000 and 58% of total revenues in the nine months ended September 30, 1999. This increase was due to license fees from additional partner licensing agreements.

     Revenue from software support and training increased to $861,000 in the three months ended September 30, 2000 from approximately $176,000 in the three months ended September 30, 1999. Software support and training revenue increased to approximately $2,153,000 for the nine months ended September 30, 2000 from approximately $353,000 for the comparable period in 1999. This increase was due to support and training fees from additional partner licensing agreements. Software support and training services accounted for 41% and 48% of total revenues in the three month periods ended September 30, 2000 and 1999, respectively, and 42% for both the nine month periods ended September 30, 2000 and 1999.

     No Trustnet clearinghouse revenue was recognized in the three or nine months ended September 30, 1999, as the service was not available to our partners until the end of the third quarter of 1999. Service revenues were approximately $48,000 and $194,000 for the three and nine month periods ended September 30, 2000, respectively, and represent consulting and system integration services and monthly service fees for clearinghouse services. Clearinghouse fees accounted for 2% of total revenues in the three months ended September 30, 2000 and 4% of total revenues in the nine months ended September 30, 2000.

Cost of Revenues

     Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and purchased technology. Cost of license revenue was approximately $133,000 during the three months ended September 30, 2000 and approximately $24,000 in the three months ended September 30, 1999. Cost of license revenue was approximately $346,000 during the nine months ended September 30, 2000 and approximately $66,000 in the comparable period in 1999. Cost of license revenue is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

     Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both at our facilities as well as at partner locations. Cost of software support and training revenue increased to approximately $236,000 for the three months ended September 30, 2000 from approximately $126,000 for the three months ended September 30, 1999. In the first nine months of 2000, the cost of software support and training was approximately $565,000 as compared to approximately $334,000 in the comparable period for 1999. The increase in cost of software support and training represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

     Cost of clearinghouse services consists primarily of the cost to lease secure third party web site facilities, related support equipment in order to provide our partners with a facility to conduct pilot programs, and cost of personnel to support the site. We established the site during the third quarter of 1999 and began providing services at the end of the third quarter of 1999. Clearinghouse service costs incurred to establish and test the site were approximately $90,000 during the three months ended September 30, 1999. Costs to operate the site were and $934,000 during the three months ended and September 30, 2000 and $2,291,000 in the nine months ended September 30, 2000.

Research and Development

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $6.5 million for the three months ended September 30, 2000 and approximately $ 4.6 million for the three months ended September 30, 1999. In the first nine months of 2000, research and development spending was approximately $17.4 million as compared to approximately $11.7 million in the comparable period of 1999. This increase was primarily attributable to increases in personnel costs and consultant services associated with both product research and development. We believe that continued investment in research and development is critical to attaining our strategic product objective and we expect these expenses to increase significantly in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to approximately $4.5 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. In the first nine months of 2000, sales and marketing expenses were $12.5 million as compared to $4.2 million in the comparable period of 1999. The increase in sales and marketing expenses was due primarily to growth in our sales and marketing organizations, including related salaries, public relations, promotional costs, and travel costs. We expect sales and marketing expenses to increase in absolute dollars due to planned growth of our sales and partner development organizations, including the establishment of additional domestic and international offices, and implementation of promotional programs and co-marketing programs with our partners.

General and Administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $2.5 million for the three months ended September 30, 2000 from approximately $1.5 million for the three months ended September 30, 1999. General and administrative expenses were approximately $7.0 million for the nine months ended September 30, 2000 and $3.6 million for the comparable period in 1999. These increases were primarily attributed to increases in our legal and business development personnel and costs associated with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional information systems necessary to support our growth.

Deferred Stock Compensation

     During second half of 1999, we recorded deferred compensation of approximately $8.3 million, representing the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes.

     Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $746,000 of related compensation expense during the three months ended September 30, 2000 and $625,000 in the comparable period of 1999. We recognized approximately $2.7 million of related compensation expense during the nine months ended September 30, 2000 as compared to $820,000 in the nine-month period ended September 30, 1999. The amortization of deferred compensation will total approximately $3.5 million for 2000, $1.8 million for 2001, $915,000 for 2002, and $305,000 for 2003.

Purchased In-Process Research and Development and Goodwill Amortization

     In March 2000, we acquired Infinite Ink Corporation, a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, we acquired all of the shares of Infinite

Ink in exchange for 230,462 shares of our common stock with aggregate fair value of $18.7 million, and assumed stock options exercisable for 68,082 shares of common stock with an aggregate fair value of $5.8 million. The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development, $18 million was capitalized as goodwill, and $400,000 was capitalized as the cost of work force in place. The goodwill and work force are being amortized ratably over their estimated useful lives of five and three years, respectively. We recognized $922,000 of amortization expense in the three months ended September 30, 2000 and $1.8 million in the nine months ended September 30, 2000.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net, consists primarily of interest earned on cash and cash equivalents and immaterial gains and losses from foreign currency transactions. We recognized approximately $3.3 million of interest income in the three months ended September 30, 2000 and $279,000 in the three months ended September 30, 1999. We recognized approximately $8.2 million of interest income in the nine months ended September 30, 2000 and $481,000 in the comparable period of 1999. The increase in interest income results primarily from increases in the amount of interest-bearing investments outstanding.

Liquidity and Capital Resources

     As of September 30, 2000 our principal sources of liquidity included approximately $142.3 million of cash and cash equivalents, $40.4 million in short-term investments, and $24.3 million in long-term investments. Net cash used in operating activities totaled $23.2 million in the nine months ended September 30, 2000. The $23.2 million of cash used in the first nine months of 2000 is primarily attributable to the net loss of $37.5 million and an increase in prepaid expenses of $2.3 million offset by non-cash charges of $6.1 million for purchased in-process research and development, $2.8 million of deferred compensation, $1.8 million of goodwill amortization, and increased accrued liabilities of $2.8 million. Net cash used in investing activities for the nine months ended September 30, 2000 of $29.0 million primarily reflects a net increase of $22.3 million in short- and long-term investments and an investment of approximately $5.5 million in capital equipment. Net cash provided by financing activities totaled $96.4 million and represent proceeds of approximately $92.3 million from our public offering in April 2000, the $4.0 million from the exercise of stock options and issuances under the employee stock purchase plan in the nine months ended September 30, 2000.

     We may also choose to invest in venture capital funds that invest in companies that may be potential licensees or companies that we believe will facilitate the deployment of our technology.

     We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

Risk Related to Our Business

Our business model is new and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

     Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The market for digital commerce services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts' expectations of our future operating results. The success of our business depends upon our ability to generate transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions. However, our licensees have not yet used our technology in the commercial distribution of their products and we have not earned any transaction fees under this business model. If our technology is commercially released, the volume of products and services distributed using our technology may be too small to support or grow our business. While some companies have licensed our technology, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If we are unable to generate revenues from transaction fees, our current revenues, consisting of initial license fees and support fees, will be insufficient to sustain our business.

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

     .  higher spending on deployment programs;

     .  non monetary transactions;

     . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization; and

     .  customer budget cycles and changes in these budget cycles.

We are dependent on international sales which subject us to a variety of risks.

     We received approximately 49% of our total revenues in the first nine months of 2000, 71% of our total revenues in 1999, and 34% of our total revenues in 1998 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

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

     Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $11.7 million in 1997, $19.7 million in 1998, $28.6 million in 1999, and $37.5 million for the nine months ending September 30, 2000. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our technology to sustain and grow our business.

     We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of September 30, 2000, only 53 companies have licensed our software for commercial use. As of September 2000, only four companies have commercially deployed our technology and that has been in a limited manner. Our ability to attract new licensees will depend on a variety of factors, including the following:

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

Any acquisitions that we make could disrupt our business and harm our operating results.

     We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures we could:

     . issue stock that would dilute our current stockholders' percentage ownership;

     .  incur debt;

     .  assume liabilities;

     . incur amoritization expenses related to goodwill and other intangible assets; or

     .  incur large and immediate write-offs.

             These investments, acquisitions or joint ventures also involve numerous risks, including:

     . problems combining the purchased operations, technologies or products with ours;

     .  unanticipated costs;

     .  division of managements' attention from our core business;

     . adverse effects on existing business relationships with suppliers and customers;

     . potential loss of key employees, particularly those of the acquired organizations; and

     . reliance to our disadvantage on the judgement and decisions of third parties and lack of control over the operations of a joint venture partner.

     Any acquisition or joint venture may cause our financial results to suffer as a result of these risks.

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

     Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. We have recently hired many key personnel, including our president and our chief financial officer. Our ability to effectively execute our strategies will depend in part upon our ability to integrate new personnel into our operations. Further, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain highly qualified employees.

Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 246 employees at September 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 1999 and September 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.  OTHER INFORMATION

                      INTERTRUST TECHNOLOGIES CORPORATION

Item 1.   Legal Proceedings.

     None.


Item 2.   Changes in Securities and Use of Proceeds.

     (a) Modification of Constituent Instruments.

     On January 27, 2000, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of the company's common stock to stockholders of record on February 14, 2000.

     (b) Changes in Rights.

           None.

     (c) Issuances of Securities.

           None.

     (d) Use of Proceeds

     On April 12, 2000 we completed a secondary offering in which we sold 2,645,000 shares of common stock at $35 per share. In addition, we sold 175,244 shares of common stock at $35 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $98.7 million. Underwriters' discounts and other related costs were approximately $6.1 resulting in net proceeds $92.6 million. On November 1, 1999, we completed our initial public offering, in which we sold 13,000,000 shares of common stock at $9 per share. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters' discounts and other related costs were approximately $11.2 resulting in net proceeds $123.4 million. The net proceeds were predominantly held in cash, cash equivalents and short-term investments at September 30, 2000.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of InterTrust Technologies Corporation was held on September 26, 2000 in Santa Clara, California. Of the total of 86,180,198 shares outstanding as of the record date, 57,528,080 shares (66.75%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors:

                                    VOTES FOR                    VOTES WITHHELD
                                    ---------                    --------------

Victor Shear                        56,729,237                       798,843
David C. Chance                     56,615,783                       912,297
Edmund J. Fish                      55,198,423                     2,329,657
Bruce Fredrickson                   56,308,041                     1,220,039
Satish Gupta                        56,629,731                       898,349

     The stockholders also approved the appointment of Ernst & Young LLP as our independent auditors. The proposal received 57,478,921 affirmative votes, 28,925 negative votes and 20,234 abstentions.

Item 5.    Other Information.

     None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

  Exhibit
    No.                                 Description
    ---                                 -----------
3.1 Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of

  Exhibit
    No.                                 Description
    ---                                 -----------
                 Delaware on November 1, 1999 --incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

3.2              Amended and Restated Bylaws of the Registrant.

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

10.10 Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated dated September 7, 1999 -- incorporated herein by reference to
                 Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.11 Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated August 18, 1998 -- incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

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

10.20 Employment agreement by and between the Company and David Ludvigson dated August 4, 2000.

27.1             Financial Data Schedule.
_______________

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


                                         INTERTRUST TECHNOLOGIES CORPORATION

                                    By:  /s/ Victor Shear
                                         ---------------------------------------
                                         Victor Shear
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

Date: November 13, 2000             By:  /s/ David Ludvigson
                                         ---------------------------------------
                                         David Ludvigson
                                         President
                                         (Interim Principal Financial &
                                         Accounting Officer)

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

3.2              Amended and Restated Bylaws of the Registrant.

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

10.7+ Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13,
                 1999 --incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

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

10.10 Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated dated September 7, 1999 -- incorporated herein by reference to
                 Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

10.11 Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated August 18, 1998 -- incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

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

10.20 Employment agreement by and between the Company and David Ludvigson dated August 4, 2000.

27.1             Financial Data Schedule.
_______________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-32484).

 + Confidential treatment requested.