Form 10-K
period 2000-12-31
INTERTRUST TECHNOLOGIES CORP
filed 2001-04-02
CIK 1089717

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000
                                       OR

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

                             Common Stock, $0.001

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $246 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2001, 93,631,223 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Year 2001 Annual Meeting of Stockholders. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                   FORM 10-K

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

Item                                                                                          Page No.
- ----                                                                                          --------

                                              PART I

1.    Business...............................................................................     3
2.    Properties.............................................................................    26
3.    Legal Proceedings......................................................................    26
4.    Submission of Matters to a Vote of Security Holders....................................    26

                                              PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters..................    27
6.    Selected Financial Data................................................................    28
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..    29
7A.   Quantitative and Qualitative Disclosure About Market Risk..............................    40
8.    Financial Statements and Supplementary Data............................................    41
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    41

                                             PART III

10.   Directors and Executive Officers of the Registrant.....................................    41
11.   Executive Compensation and Related Information.........................................    41
12.   Security Ownership of Certain Beneficial Owners and Management.........................    41
13.   Related Party Transactions.............................................................    41

                                              PART IV

14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................    42
      Signatures.............................................................................    44

                                    PART I

ITEM 1. BUSINESS

   All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding InterTrust's "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. InterTrust cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. InterTrust expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in InterTrust's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

   We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. We provide our DRM platform as software, tools, and hardware to licensees, which we call partners. These partners intend to offer digital commerce services and applications that collectively will form a global commerce system, which we have branded as the MetaTrust Utility.

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

   As of December 31, 2000, we had 61 partners including: ARM, Adobe, America Online, Blockbuster, BMG Entertainment, Cirrus Logic, Compaq, Creative Technology, Diamond Multimedia Systems, Enron, Mitsubishi Corporation, MusicMatch, Magex, PricewaterhouseCoopers, RioPort, Texas Instruments, Universal Music Group, and Wave Systems. These partners endorse or promote our products and services through various sales and marketing activities, including press releases and trade shows. Some of our partners, including
BMG Entertainment and Universal Music Group, began offering commercial applications and services in the MetaTrust Utility in the second half of 2000.

Industry Background

   According to International Data Corporation's Internet Commerce Market Model (ICMM) version 6.3, total worldwide Internet commerce spending doubled between 1999 and 2000--reaching over $270 billion--and will continue to grow at a healthy rate through 2004, topping $2.6 trillion. IDC further estimates that worldwide Internet commerce spending per online buyer will grow from $2,076 in 1999 to $8,960 per year in 2004. That same year, IDC projects that 40% of all Internet users will also purchase goods and services over the Internet.

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

InterTrust Solution

   We have developed a general purpose DRM platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system for digital commerce. Protected information can flow from party to party, as it would in normal commerce, and be managed throughout its lifecycle in compliance with specified rules. Our platform consists of:

  . DRM Software and Technology--We license platform software, tools, and hardware to partners that build products and operate commerce services. We also offer market specific software applications for our partners and customers to use to provide end-to-end commerce services. Our technology is designed to operate on the personal computers, devices, and servers in this global system and to provide the capability to package and publish protected information with rules for use. These rules are designed to be flexible, and can be applied and changed dynamically, enabling our partners to develop and program their business models easily. The rules are designed to be persistently enforced wherever the content may travel.

  . TrustNet Clearinghouse Services--Through our TrustNet clearinghouse, we provide an infrastructure for our partners to run end-to-end applications and services. This service enables our DRM platform to be used on a common, neutral basis for publishers, merchants, organizations, consumers, and other participants to conduct business and exchange protected information.

  . Professional Services--We provide two types of professional services to accelerate the ability for our partners to deploy our DRM solution. Where partners require the development of specific software or hardware applications, we provide consulting services. We also provide consulting services to help our partners add our DRM solution into their commerce solutions.

  . MetaTrust Utility Services--We maintain and administer the specifications that are designed to ensure the interoperability, security, and trustedness of the global digital commerce system being built by our partners.

   Our focus on providing DRM technology and MetaTrust Utility services in addition to software solutions allows our partners to choose from developing their own commercial models, having us build a customer solution for them, or using one of our existing solutions. They can build the applications and operate the commerce services themselves. A content provider can establish a relationship with one or more of our partners and have its content managed consistently as it flows throughout the entire system. As in traditional commerce, a content provider can select several commerce service providers and provide users with a choice of payment methods.

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

  . Multiple Content and Media Types--Content providers can use our platform for multiple content types. Our platform is designed to permit distributors to employ various means of digital distribution, including compact discs, DVDs, the Internet, and wireless devices. Consumers may sign up to use any one content type, like music, but then can use our client software for other content or services in the MetaTrust Utility system. Payment processors can use our technology both for digital goods transactions and to process payments for physical goods sold electronically.

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

  . New Advertising Models--Today, advertising on the Internet is largely limited to viewing banners and other promotional materials on a web page. With our technology, we believe advertising can be managed and audited locally on a user's machine every time the user sees the advertisement, whether the user is on-line or off-line. Our platform is designed to allow a rule to be applied to a brief product placement, for example, the appearance of a car within a music video, so that the car company promotes its products and pays for the promotion each time the car is viewed. This feature, combined with our ability to operate offline and securely store and later forward collected data, enables new cost- effective ways for companies to price content and generate revenue from advertising.

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

 The MetaTrust Utility

   We license our DRM platform as software, tools, and hardware to partners to build applications and operate services for electronic commerce. By offering commercial products and services based on our specifications and MetaTrust Utility services, our partners can collectively build a global digital commerce system, which we have branded as the MetaTrust Utility. Our DRM platform is designed to enable creators, publishers, distributors, service providers, governments and other institutions, and users to persistently associate rights and rules with digital information.

   The user experience with the MetaTrust Utility will typically begin by activating our client software. The most common client software currently in use by our partners is called the InterRights Point, which our partners will either preinstall or distribute through a variety of means, including digital download and optical disk distribution. The user will activate the InterRights Point by establishing a relationship with one of our commerce service partners. Users will provide basic identity and authentication information in a largely automated process. Once initialized, the InterRights Point is designed to interact with any of the services and content available in the system, from any of our partners. The following diagram illustrates the lifecycle of content commerce in the system.

                             Commerce Flow Example

                            [GRAPHIC APPEARS HERE]
Narrative Description of Graphic in the Business Section

Graphic titled "Commerce Flow Example." In the upper right hand corner is a box titled "Key" in which there are four symbols. The first is a sphere with three arrows pointing to its center labeled "ClientSoftware." The second is a cube labeled "Secure Container." The third is the symbol "$" inside a circle labeled "Payment." The fourth is the letter "i" inside a circle labeled "Usage Information."

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

From the box an arrow with a cube in the middle points to the right to a picture of an electronic device entitled "Information Appliance."

From the box an arrow points to the left to a box entitled "Commerce Services Provider." In the middle of the arrow is a clear cube containing the symbol "$" and the letter "i", both in circles. Inside the box there are two buildings and a sphere with three arrows that meet in its center. The building on the left is marked with the symbol "$" in a circle. The building on the right is marked with the letter "i" in a circle.

Two arrows, one with the symbol "$" in the middle and one with the letter "i" in the middle, both in circles and clear cubes, point to a box titled "Publisher." Inside the box is a human form, a sphere with three arrows meeting in its center and a computer monitor. Pointing towards the sphere is a picture of a piece of paper captioned "Usage Rules" and a sphere with the caption "Digital Information." An arrow with a cube in the middle points back to the cube in the center of the graphic.

  . Packaging Content--With an application developed by one of our partners using our DRM technology, system participants can be both creators and consumers of digital information. Working from a personal computer, in this example, a user creates digital information and, using the InterRights Point client software, associates business rules with the information and packages the information securely in a DigiBox secure container. The DigiBox container is the most common secure container currently being used by our partners.

  . Distributing Content--The information is disseminated in DigiBox containers over networks, on optical disks, or by other means of delivering digital information. The information can securely travel through unsecure networks, because the information in DigiBox containers is itself protected. In this example, distributors, portals, and web sites can, as enabled by the rules of the publisher, add additional rules for use or modify the rules--for example, mark up price, make promotional offers, bundle the content with other content, or establish frequent buyer programs. Importantly, rules for use can be easily changed, even after content is distributed.

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

  . Processing Transactions--The client software can process transactions involving both payment and usage information, for example, special surveys or information on interaction with an advertisement. These transactions could be processed immediately, much like a credit card event, or deferred, much like running up a tab, or any combination of immediate and deferred processing, as specified by the rules. The InterRights Point forwards the transactions in secure containers to our processing partners which ensure that everyone who is supposed to get paid gets paid, that usage information is made available to agreed upon parties, and that the privacy of the individual is protected.

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

   Content--We intend to continue entering into direct relationships with premier and emerging publishers, distributors, and packagers of content. We have established strategic relationships with Universal Music Group, BMG Entertainment, and Blockbuster. In addition, we will encourage premier content providers to participate in the MetaTrust Utility through our partners.

   Technology--We will continue to target leading technology and device companies that can build our technology into the infrastructure of several industries, including computers, consumer electronics, the Internet, and communications. We have established strategic relationships with Adobe, Compaq, Cirrus Logic, Diamond Multimedia Systems, Enron, Nokia, and Texas Instruments to build our technology into portable music devices, chips, set top boxes, wireless devices, and software players and viewers.

   Commerce Services--We are targeting partners with trusted brands and operations, including America Online, Mitsubishi Corporation, Magex, and PricewaterhouseCoopers. We believe that these partners' reputations, markets, and customer base will facilitate user acceptance of the MetaTrust Utility.

   By having a combination of content, technology, and commerce service participants in multiple markets in the MetaTrust Utility, we would not depend on any one partner, any specific commercial model, or any specific vertical market to succeed.

 Promote Widespread Deployment of our Client Technology

   We have designed our client technology and our licensing structure to achieve efficient and rapid deployment. Our technology is designed so that it can be conveniently activated by consumers. It is also designed so that it can be flexibly deployed by our partners through a variety of means, including digital download, optical disk distribution, and pre-installation. We will also work with our partners to develop business models that promote rapid deployment, for example, superdistribution which allows users to drive client software deployment through redistribution of content.

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

 Maintain Technology Lead

   We believe we are the leader in DRM technology and intend to continue advancing the state-of-the-art of DRM. We have attracted a group of computer scientists in both our engineering team and in STARLab, our electronic commerce research facility, to focus on a broad range of topics important to advancing DRM. These include commerce language, streaming media, security, software tamper resistance, secure processing hardware, and watermarking. We currently have 18 United States patents, one European patent, and one Australian patent, and will continue to develop our intellectual property in the fields of digital rights management and electronic commerce.

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

   We have also developed a DRM platform called Rights/System that is designed to operate on personal computers and to extend our DRM platform to embedded systems, including portable devices and set-top boxes. Rights/System is designed to implement a range of DRM functions, including persistent protection of digital information of all types, and support for simple to complex business models. The key products we currently offer within the Rights/System platform are:

  . Rights/PD--software and tools for integrating our DRM technology into portable devices;

  . Rights/Video Server--software and tools for integrating our DRM technology into streaming video-on-demand environments for use with compatible set-top box media players; and

  . Rights/TV--software and tools for the integration of our DRM technology into set top box based media players.

  . Rights/Phone--software and tools for the integration of our DRM technology into wireless devices.

   In addition to our software platform products, we have also developed an embedded technologies product line which includes our RightsChip integrated circuit product and our TrustChip architecture. The RightsChip product is a hardware add-on device for both PCs and appliances which incorporates our DRM technology. The TrustChip architecture is an integrated security architecture for secure system-on-chip products. Cirrus Logic has announced a product based on the TrustChip architecture and ARM is currently integrating the TrustChip architecture into its products.

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

   Our DRM platform is general purpose and is designed to enable digital commerce to operate in compliance with provider-specified rules through a network of independent, protected processing environments. Our technology is currently implemented as software and includes tools, components, sample applications, documentation, and training that allow our partners and their customers to build digital commerce applications and services and take advantage of the reusable, common foundation of the MetaTrust Utility. The accompanying diagram shows the primary architectural elements of our platform.

                            [GRAPHIC APPEARS HERE]
Graphic titled "Intertrust DRM Platform". Box divided into four horizontal rows. In the first row is the caption "Client Software" next to a sphere with three arrows that meet in the middle. In the next row is the caption "Secure Container" next to a cube. In the next row is the caption "Secure Container" next to a cube. In the next is the caption "Usage Rules" next to a piece of paper. In the last is the caption "Transaction Authority" next to a building.

  . Client Software. The core element of our architecture is the client software, which operates on personal computers, servers, and devices in the MetaTrust Utility. DRM processing occurs at client software. The most common client software currently in use by our partners is the InterRights Point. Each InterRights Point acts as a secure virtual machine, a software application acting as a processing device, that is designed to manage each party's digital rights remotely. Each InterRights Point creates a local, secure database that stores the users' rights, identities, transactions, budgets and keys.

  . Secure Container. Protected information in our system is encrypted and stored in a secure format. Once in a secure container, the information can flow across unsecured networks, and only our client software can access the information. Our design permits information in a secure container to remain protected even after a user has accessed it, providing persistent protection of the information and continuing control over its use regardless of where the information travels. The most common secure container currently in use by our partners is the DigiBox container.

  . Usage Rules. Content usage is managed by rules, including price, payment offer, play, view, print, copy, save, superdistribution, and others. We offer a variety of tools designed to allow providers to create and change rules and to associate them with digital information. Rules are protected in the same way content is protected. Like content, they are stored in a secure container for distribution. Rules are designed to travel with the information, or separately, allowing our partners the flexibility to change any rule, including rights or price, after content has been delivered. The client software designed to ensure that applicable rules are followed every time an information usage event is requested.

  . Transaction Authority Framework. In most of the current implementations of our DRM technology, InterRights Points connect into our processing partners' data centers through a communications controller system called the transaction authority framework. The transaction authority framework is designed to receive transaction records from InterRights Points, store the records, and forward them, as specified by usage rules, for further processing, including payment fulfillment. The transaction authority framework is also designed to store messages resulting from this further processing, like payment confirmation, and when the InterRights Point next connects to the data center, send these messages to the InterRights Points software. The transaction authority framework includes administrative software, called the deployment manager, that is designed to activate InterRights Points software and manage them after activation, including fraud detection, revocation, security updates, and back-up services.

   Currently most of our software runs on Windows 95, Windows NT, and Windows
98. Our transaction authority framework runs on Windows NT and Solaris operating system environments. Our software is currently being modified to run on additional operating systems. These efforts are in the development stage.

Sales and Business Development

   Our sales and business development activities are designed to establish the initial relationships with potential partners and help them understand the services and applications that can be developed using our technology. We help our partners and their potential customers understand both the business and the technical benefits of the products, and assist them in expanding their businesses with our technology. The sales and business development organization assigns a representative that will serve as our primary contact point for managing the potential relationship throughout the due diligence and business discussion process. Our sales and business development organization consisted of 53 employees as of December 31, 2000, 42 in Santa Clara, one in Washington D.C., seven in London, England, two in Sydney, Australia and one in Tokyo, Japan.

Marketing

   We market our products worldwide primarily through our partners in combination with our own efforts. We conduct a variety of marketing programs worldwide to educate our target market, create awareness and generate leads for our MetaTrust Utility. To achieve these goals, we have engaged in marketing activities including joint partner marketing, print and online advertising campaigns and trade shows. These programs are targeted at key business unit executives as well information technology officers. In addition, we conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press, and industry analysts. We have established consistent branding guidelines for all of our partners to increase our brand awareness. Our programs are designed to assist our partners in developing their internal marketing programs and capabilities. Our marketing organization consisted of 19 employees as of December 31, 2000.

Research and Development; Training and Support

   Our research and development organization is divided into product development, training and support, and STARLab. To date, substantially all software development costs have been expensed as incurred. Research and development expenses were $24.5 million in 2000, $16.5 million in 1999 and $13.0 million in 1998.

   As of December 31, 2000, our research and development and training and support organizations were comprised of 170 employees.

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

 Training and Support

   Our training and support organizations work closely with the sales and business development organization to provide partners with the training and support contemplated under their license. We believe that customer satisfaction is essential for our long-term success. In general, our license agreements provide for a limited period of support and training, including onsite visits, and email and web site support. We plan on providing our partners with a variety of standard support packages after this initial support period. As our partner base grows, we intend to increase the size of our support organization.

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

Competition

   The market for DRM solutions is new, intensely competitive, and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. The DRM market is new and we are not aware of any one competitor that has established a dominant position in the market. However, it is possible that one or more companies could become a dominant, competitive force in the future. Our primary competition currently comes from or is anticipated to come from:

  . companies offering secure digital distribution systems, including IBM, Liquid Audio, Microsoft, Preview Systems, and Content Guard; and

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

 Patents

   We have devoted substantial time, resources, and capital to protecting our intellectual property. We currently hold 18 United States patents, one European patent, and one Australian patent. We also have filed 47 additional United States patent applications, as well as counterpart foreign applications in many instances. We believe that our issued patents and patent applications cover a broad range of subjects generally relating to protecting electronic rights and content, enabling secure electronic transactions, and applying DRM technology in the digital economy. Expenses associated with the preparation of new patent applications, patent application processing fees, and attorneys costs associated with patent applications and maintaining our patent portfolio totaled $262,000 for the year ended December 31, 2000, $244,000 for the year ended December 31, 1999, and $237,000 for the year ended December 31, 1998.

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

   In part due to our broad range of technologies, we have not conducted and do not conduct comprehensive patent searches to determine whether technology that is used in our products infringes patents held by other third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, relating to similar technologies. In the past, we have received notices alleging potential infringements by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data's attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having all of the elements required by the patent claims. We have not received any further correspondence from TAU Systems. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, we could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

 Other Intellectual Property

   We have received United States and selected foreign registrations for our InterTrust, DigiBox, MetaTrust, and The MetaTrust Utility trademarks. We also have pending applications for United States and foreign registration of several of our trademarks and service marks, including InterRights, Rights/PD, TrustMail, TrustNet, and others. We do not know if these marks will be approved. In addition, a significant portion of our marks use the words inter, trust, meta, or digi. We are aware of other companies that use one or more of these words in their marks, alone or in combination with other words. We do not expect to be able to prevent all third-party uses of these words. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade secret protection may not be available in these jurisdictions. We license our proprietary rights to third parties, and these licensees may fail to abide by compliance and quality control guidelines relating to our proprietary rights or may take actions that would harm our business.

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

Standards Bodies and Industry Groups

   We participate in selected industry groups to promote digital rights management in the computer, consumer electronics, publishing, and entertainment markets. With this aim in mind, we have most recently been involved with the following standards bodies and industry groups: Moving Picture Experts Group, Secure Digital Music Initiative, The Open eBook Forum, The Cross Industry Working Team, Copy Protection Technical Working Group, Trusted Computing Platform Alliance, and the Internet Streaming Media Alliance. We believe our activities in the Moving Picture Experts Group, Open eBook Forum, and the Secure Digital Music Initiative are of particular importance.

   MPEG-4, the standard for multimedia software and devices, includes an intellectual property management and protection architecture that permits DRM systems to be used in future MPEG-4 systems, including set-top boxes, DVD players, and game machines. We continue to play a major role in the definition of the intellectual property management and protection interface for all MPEG standards, which is consistent with our technology. MPEG-4 content developers can use our technology to incorporate intellectual property management and protection capabilities into their applications.

   The Open eBook Forum is developing global standards for electronic publishing and has generated a specification to enable publications to be readily published or re-publishing on any platform from personal computers to handheld devices. The Open eBook Forum is also working on standards related to digital rights management. We hold a seat on the Board of Directors and co-chair the DRM working group at the Open eBook Forum.

   The Secure Digital Music Initiative was started by the Recording Industry Association of America, the International Federation of the Phonographic Industry, and the Recording Industry Association of Japan shortly after the first release of the Diamond Rio MP3 music player in an effort to establish a standard for secure digital delivery and use of recorded music. We have participated in the Secure Digital Music Initiative from the beginning. We have been active as one of three vice-chairs of the first working group, which devised the specifications for secure digital music compliant-portable devices. After the approval of the Portable Device Specification, we continued to be active as chairs of various working groups as the Secure Digital Music Initiative worked to specify additional music protection and management technologies. We believe our technology will enable the protection and management of digital audio content on the Internet, personal computers, and portable devices in compliance with the Secure Digital Music Initiative specifications. We plan to continue participating actively and developing our technology to be compliant with emerging Secure Digital Music Initiative specifications.

Employees

   At December 31, 2000, we had a total of 299 employees. Of the total, 170 were in research and development and training and support, 72 were in marketing, sales and business development, 31 were in administration and finance, and 26 were in clearinghouse services. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

   Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The market for digital commerce services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts' expectations of our future operating results. The success of our business depends partly upon our ability to generate transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions. However, some of our licensees have just begun using our technology in the commercial distribution of their products and we have not earned any material transaction fees under this business model. The volume of products and services distributed using our technology may be too small to support or grow our business. While some companies have licensed our technology, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If we are unable to generate revenues from transaction fees, our current revenues, consisting of initial license fees and support fees, may be insufficient to sustain our business.

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

  .  the inability of our licensees to pay our license and other fees;

  . our inability to develop or commercialize our technology to meet our customers' requirements on a timely basis;

  .  a decline in the demand for digital goods and services;

  . a decline in the demand for our Commerce or Rights/System software products;

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

   We received approximately 45% of our total revenues in 2000, 61% of our total revenues in 1999, and 34% of our total revenues in 1998 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

   Government regulation and requirements influence our sales internationally. Current or new government laws and regulations, or the application of existing laws and regulations including those related to property ownership, content and taxation, could expose us to significant liabilities, significantly slow our growth or otherwise seriously harm our business and results of operations.

If we or third parties do not deploy our technology and create a market for digital commerce, our business will be harmed.

   Relationships with leading content, technology, and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent we or our licensees fail, in whole or in part, to:

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

   Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $55.6 million in 2000, $28.6 million in 1999, and $19.7 million in 1998. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our technology to sustain and grow our business.

   We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of December 31, 2000, only 61 companies have licensed our software for commercial use. As of December 31, 2000, approximately eight companies have been involved in the limited commercial deployment of our technology. Our ability to attract new licensees will depend on a variety of factors, including the following:

  .  the performance, reliability and security of our products and services;

  . the scalability of our products and services--the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;

  . the cost-effectiveness of our products and services; and our ability to market our products and services effectively.

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

Our operating results could be harmed if our licensees or potential licensees suffer from downward economic cycles.

   Our ability to license our technology depends on the economic strength and budgetary cycles of potential licensees. Many of our licensees are Internet-related and start-up companies that currently face unfavorable market conditions and budgetary pressures. Some of our licensees might default on their payment obligations to us. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

The long and complex process of licensing our Commerce and other software and hardware products could delay the deployment of our technology and harm our business.

   Licensing our Commerce and other software and hardware products is a long and complex process. If initial license fees are delayed or reduced as a result of this process, our future revenue and operating results could be impaired. Before committing to license our product, our licensees must generally consider a wide range of issues including product benefits, installation and infrastructure requirements, ability to work with existing computer systems, ability to support a large user base, functionality, security, and reliability. The process of entering into a licensing agreement with a company typically involves lengthy negotiations. As a result of our long sales cycle, which in the past has generally ranged from six months to 18 months, it is difficult for us to predict the quarter in which a particular prospect might sign a license agreement. In addition, in some cases we develop specific software applications for our licensees. We cannot predict if we will deliver these applications in a timely manner or at all.

   Because our technology must be integrated into the products and services of our licensees, there will be significant delay between our licensing the software and our licensees' commercial deployment of their products and services, which will delay our receipt of transaction fee revenue.

   Our success depends upon the deployment of our technology by a potential licensee in the use and sale of digital content. Our licensees undertake a lengthy process of integrating our technology into their existing systems or a new system. The integration often receives re-engineering of these business processes, which may delay the deployment of our technology. Until a licensee deploys our technology, we do not receive transaction fees from that licensee.

   We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys applications based on our Commerce software will be lengthy and will vary, which makes it difficult for us to predict when revenue will be recognized.

Our Commerce and other software and hardware products have only recently been used by our licensees in pilot programs, making evaluation of our business and prospects difficult.

   We began offering the general availability release of our Commerce software in December 1998, and recently released version 1.3 in July 2000. Our and our licensees' applications and services based on our Commerce and other software and hardware products are in development or have only been released for evaluation in very limited commercial launches. It is still possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

Security breaches of our software and our licensees' software could result in decreased demand for our technology by our licensees or their customers or in litigation.

   The secure transmission and trusted management of proprietary or confidential information over the Internet are essential to establishing and maintaining confidence in our Commerce and other software and hardware and the software and services developed using our software. Without this confidence, potential or current licensees may not use our technology and their customers may not trust and use our licensees' products. Therefore, security concerns and security breaches of our and our licensees' software could harm our business and operating results. Advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the security technology, including cryptography technology, that we and our licensees use to protect customer digital content and transaction data. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies have low coverage limits that may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

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

   If our or our licensees' products and services contain errors or defects not discovered in the process of development and pilot programs, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of digital commerce resulting in serious harm to our business and operating results.

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

   Our markets are new, rapidly evolving, and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. We encounter current or potential competition from a number of sources, including:

  . providers of secure digital distribution technology like Adobe, IBM, Microsoft, Liquid Audio, Preview Systems, and Content Guard;

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

   We purchased one company and the assets of a second company in 2000 and may continue to acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures we could:

  . issue stock that would dilute our current stockholders' percentage ownership;

  .  incur debt;

  .  assume liabilities;

  . incur amortization expenses related to goodwill and other intangible assets; or

  .  incur large and immediate write-offs.

   These investments, acquisitions or joint ventures also involve numerous risks, including:

  . problems combining the purchased operations, technologies or products with ours;

  .  unanticipated costs;

  .  division of management's attention from our core business;

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

Our or our licensees' products and services may be subject to a claim of patent infringement independent of any infringement by our software.

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

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 299 employees at December 31, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

Our stock price has been volatile in the past and is likely to continue to be volatile.

   The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock is likely to be affected by this activity.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

   Our sixth amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders. These provisions include:

  . authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

  .  prohibiting stockholder action by written consent; and

  . limitations on stockholders' ability to call special stockholder meetings.

   We are also currently considering other anti-takeover measures, including a stockholders' rights plan.

Stockholders may incur dilution as a result of future equity issuances.

   We have in the past and may in the future issue equity securities to our partners. If we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock.

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

ITEM 2. PROPERTIES

   Our principal administrative, sales, marketing, and research and development facilities occupy approximately 121,000 square feet in Santa Clara, California under two leases that terminate in September 2004. We also lease office space for research and development facilities in Portland, Oregon under a lease that terminates in February 2006 occupying approximately 17,000 square feet, in Billerica, Massachusetts under a lease that terminates in August 2005 occupying 9,400 square feet, and in Princeton, New Jersey under a lease that terminates in April 2006, occupying 9,700 square feet. InterTrust International, our wholly-owned subsidiary, has offices located in London, England, and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On February 24, 2000, we consummated a two-for-one stock split. All share and per share data have been restated to reflect the split.

   Our common stock is traded on the Nasdaq National Market under the symbol ITRU. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                                                                   Low    High
                                                                  ------ ------
   Fiscal 1999
   Fourth Fiscal Quarter (beginning October 27, 1999)............ $ 9.00 $93.63

   Fiscal 2000
   First Fiscal Quarter.......................................... $44.63 $97.47
   Second Fiscal Quarter......................................... $15.63 $49.88
   Third Fiscal Quarter.......................................... $11.81 $22.94
   Fourth Fiscal Quarter......................................... $ 3.38 $11.00

   As of December 31, 2000, there were approximately 595 holders of record of our common stock.

   No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   During the quarter ended December 31, 2000, we issued 874,718 shares of common stock valued at $3.3 million to PassEdge Corporation in addition to $7.8 million in cash and acquisition related costs of $60,000, in exchange for $11.2 million in technology and other assets.

   The above shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. These shares have not been registered for resale by us.

USE OF PROCEEDS

   On April 12, 2000 we completed a public offering in which we sold 2,820,244 shares of common stock at $35 per share pursuant to a Registration Statement on Form S-1 (File No. 333-32484) that was declared effective on April 6, 2000. The total aggregate proceeds from these transactions were $98.7 million. Underwriters' discounts and other related costs were approximately $6.5 million resulting in net proceeds $92.2 million.

   On November 1,1999, we completed our initial public offering, in which we sold 13,000,000 shares of common stock at $9 per share pursuant to a Registration Statement on Form S-1 (File No. 333-84033) that was declared effective on October 26, 1999. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters' discounts and other related costs were approximately $11.2 resulting in net proceeds $123.4 million.

   The net proceeds were used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of future results.

                                         Years Ended December 31,
                                -----------------------------------------------
                                  2000      1999      1998      1997     1996
                                --------  --------  --------  --------  -------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
 Licenses.....................  $  4,150  $    778  $    --   $  1,000  $   --
 Software support and
  training....................     3,149       613       152       100       25
 Services.....................       244       150       --        --       --
 Hardware.....................       445       --        --        --        --
                                --------  --------  --------  --------  -------
  Total revenues..............     7,988     1,541       152     1,100       25
Cost of revenues:
 Licenses.....................       436       141       --        --       --
 Software support and
  training....................       910       470       191       102        5
 Services.....................     3,670       436       --        --       --
 Hardware.....................       445       --        --        --       --
                                --------  --------  --------  --------  -------
  Total cost of revenues......     5,461     1,047       191       102        5
                                --------  --------  --------  --------  -------
Gross profit (loss)...........     2,527       494       (39)      998       20
Operating costs and expenses:
 Research and development.....    24,475    16,472    13,041     8,287    4,852
 Sales and marketing..........    18,539     6,886     3,870     2,717    1,573
 General and administrative...     9,890     5,588     2,717     1,932    1,735
 Purchased in-process research
  and development.............     6,100       --        --        --       --
 Amortization of goodwill and
  other intangible assets.....     3,004       --        --        --       --
 Amortization of deferred
  stock compensation..........     3,326     1,704       --        --       --
                                --------  --------  --------  --------  -------
  Total operating costs and
   expenses...................    65,334    30,650    19,628    12,936    8,160
                                --------  --------  --------  --------  -------
Loss from operations..........   (62,807)  (30,156)  (19,667)  (11,938)  (8,140)
Interest income, net..........    10,867     1,876         5       229      180
Loss on debt and equity
 investments..................    (3,699)      --        --        --       --
Provision for foreign income
 taxes........................        (2)     (325)      --        --       --
                                --------  --------  --------  --------  -------
Net loss......................  $(55,641) $(28,605) $(19,662) $(11,709) $(7,960)
                                ========  ========  ========  ========  =======
Basic and diluted net loss per
 share........................  $  (0.66) $  (0.71) $  (0.70) $  (0.43) $ (0.33)
                                ========  ========  ========  ========  =======
Shares used in computing the
 net loss per share...........    84,016    40,426    27,932    27,278   23,826
                                ========  ========  ========  ========  =======

                                               December 31,
                                -----------------------------------------------
                                  2000      1999      1998      1997     1996
                                --------  --------  --------  --------  -------
                                              (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents and
 marketable and restricted
 investments..................  $176,245  $140,834  $  5,575  $  1,884  $ 8,359
Working capital...............   153,309   136,551     4,939       607    7,561
Total assets..................   226,873   151,497     8,280     3,111    9,076
Total Stockholders equity
 (deficit)....................   207,348   133,352    (2,014)     (847)   1,708

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

   We license our DRM platform and software to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive of our revenues from initial license fees, associated software support and training services, TrustNet clearinghouse services, professional services, and the sale of chips containing our DRM technology. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Some of our license agreements relating to uses of our technology within enterprises for privately managing proprietary data may require a per-user fee. Within the next several years, we anticipate that a significant portion of our revenues will be derived primarily from transaction fees. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

   We are targeting relationships that will establish our DRM platform in several markets, including entertainment, business information, and publishing. To date, a significant part of our licensing efforts has been focused on adoption of our technology by the music industry as we believe it will be an early implementer of DRM technology. We believe that if our general purpose platform is adopted in the music market, we will be positioned to have our platform adopted in additional markets including video and publishing.

   We have four basic types of license agreements: commerce service licenses, business licenses, applications licenses and hardware licenses. These agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread use of our technology, through December 31, 2000, we have on three occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. Additionally, on five occasions we received initial license fees in the form of convertible promissory notes. In the future, we may enter into other equity payment arrangements.

   Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified custom development deliverable and do not have vendor specific objective evidence of fair value of the specified deliverable, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified deliverable, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At December 31, 2000, we had approximately $13.5 million of deferred license revenue that will be recognized in future periods.

   Through December 31, 2000, on three occasions we received license fees in the form of minority equity positions in non-public entities. On five occasions we received license fees in the form of convertible promissory notes from non-public entities in exchange for technology licenses. One of these convertible promissory notes was already converted into 125,000 shares of common stock which we believe represented approximately 1% of the outstanding shares of the licensee as of the conversion date. Because the entities were recently formed, privately held companies, and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity or sufficient evidence of the fair value of the convertible promissory notes and collectibility was not probable, InterTrust did not record revenue or deferred revenue from the license fees. InterTrust is obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a one to two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to any licensee for the development of the licensee's software.

   Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees which are included in deferred revenue as of December 31, 2000. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any material transaction fees from commercial transactions or services, or sales of products.

   Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided.

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

   Professional services represent fees for consulting services provided to our customers for development and system integration not essential to the functionality of the software licensed. The revenue from these services is recognized as services are performed.

   Hardware revenue is comprised of sales of chips containing our software to a single customer, who is also a licensee of our technology, and with whom we have a short-term contract to provide chips for testing and trial production. The revenue from the sale of chips is recognized as the chips are shipped.

   Through the end of 2000, we had a limited number of licensees. PricewaterhouseCoopers, National Computer Systems of Singapore, and Bertelsmann accounted for 20%, 17% and 8% of total revenues respectively, in 2000. Mitsubishi, a stockholder, Reciprocal, and Computacenter accounted for 25%, 13%, and 12% of total revenues, respectively, in 1999. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

   In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our business model has not succeeded in generating sufficient revenue to sustain our business. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. We anticipate that our operating expenses will substantially increase in future quarters. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, we have limited and delayed insight on consumer trends and sales, which makes prediction of our future revenues difficult. We expect to incur additional losses for at least the next several years.

   In January 2001, we signed a purchase agreement with PublishOne Inc. ("PublishOne"), a developer of online publishing software solutions and distribution services for business information publishers. Prior to the acquisition, InterTrust owned approximately 7.9% of PublishOne's stock. Under the terms of the purchase agreement, we acquired the remaining 92.1% of the shares of PublishOne in exchange for 976,423 shares of our common stock with an approximate fair value of $5 million and assumed all outstanding options of PublishOne, which were converted into options to purchase 1,155,221 shares of our common stock with an approximate fair value of $6 million. The transaction will be accounted for as a purchase with an estimated purchase price of $11 million. Additionally, the agreement includes contingent consideration of 473,577 shares to be issued upon PublishOne meeting certain milestones, as specified in the agreement. We are currently evaluating the acquisition, including the value of in-process research and development, in order to determine the allocation of the purchase price for accounting purposes.

   In December 2000, we purchased technology and other assets from PassEdge Corporation, a developer of software solutions for managing digital rights for internet based video broadcasting, in exchange for $7.8 million in cash, acquisition related costs of $60,000, and 874,718 shares of our common stock with a fair value of $3.3 million. The purchase price of $11.2 million was capitalized as purchased technology, fixed asset and other intangible assets. We are amortizing the value of the technology acquired over its estimated useful life of approximately four years and the value of the other intangible assets over their estimated useful lives of approximately three years.

   In March, 2000, we acquired Infinite Ink Corporation, a developer of software solutions for rendering and protecting electronic publishing. Under the terms of the purchase agreement, we acquired all of the shares of Infinite Ink in exchange for 230,462 shares of our common stock with an aggregate fair value of $18.7 million, and assumed 68,052 stock options with an aggregate fair value of $5.8 million. Our consolidated financial statements include the operating results of Infinite Ink from the date of acquisition.

   The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development. Purchased in-process research and development consisted of three projects to combine digital rights management with a software system that would allow users to securely purchase and view published content on their personal computers. The projects in development were approximately 60% complete at the time of acquisition and have been incorporated into our product. Our management is responsible for estimating the fair value of the purchased in-process research and development. We estimated the revenues, costs and resulting net cash flows from the project and discounted the net cash flows back to their net present value. These estimates were based on several assumptions, including those summarized below. The resulting value was then adjusted to reflect only the value creation effort of Infinite Ink prior to the acquisition and further reduced by the estimated value of core technology, which was included in capitalized purchased technology. As of December 31, 2000, we estimated that the projects in development were 80% complete.

   Revenues and operating profit attributable to the in-process research and development were estimated over a three-year projection period. The resulting projected net cash flows were discounted to their present value using a discount rate of 30%, which was calculated based on the weighted-average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

   The excess purchase price over the estimated value of the net tangible assets and in-process research and development was allocated to various intangible assets. $18.1 million of the excess purchase price was capitalized as goodwill, and $400,000 was capitalized as the fair value of the assembled workforce. The value of the assembled workforce was based upon the cost to replace that workforce. The goodwill and value of assembled workforce will be amortized ratably over the estimated useful lives of five and three years, respectively.

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

Results of Operations

Years Ended December 31, 2000 and 1999

 Revenues

   Total revenues increased to $8.0 million in 2000 from $1.5 million in 1999. License fees, software support and training services, TrustNet clearinghouse services, and revenue from the sales of chips containing our accounted for 52%, 39%, 3%, and 6% of total revenues in 2000 and 50%, 40%, 10%, and none of total revenues in 1999.

   License revenues increased to $4.2 million in 2000 from $778,000 in 1999, and represent the amortization of new and deferred license fees.

   Revenues from software support and training services increased to $3.1 million in 2000 from $613,000 in 1999. This increase was due to support and training fees from additional partner licensing agreements.

   TrustNet clearinghouse services revenues increased to $244,000 in 2000 from $150,000 in 1999 due to the addition of new customers.

   Revenue from the sale of chips containing our software totaled $445,000 in 2000 and none in 1999. This revenue results from chips sold to one customer, who is also a licensee, under the terms of a short-term purchase agreement to provide chips for testing and trial production.

 Cost of Revenues

   Cost of license revenues consists primarily of the costs incurred to manufacture, package, and distribute our products and related documentation and the amortization of purchased technology. Cost of software support and training services consists primarily of the cost of personnel, travel-related expenditures, and training materials. These expenditures are incurred both onsite at our facilities as well as off-site at partner locations. Cost of TrustNet clearinghouse services includes the cost of personnel, computer hardware, and support of the off-site service center. Costs related to the sale of chips containing our software are related to the purchase price, production, and transport of chips. Total cost of revenues was $5.5 million in 2000 and $1.0 million in 1999. The period-over-period increase resulted from increased costs incurred to support our new partners build our TrustNet and the purchase of chips in 2000.

   Cost of license revenues increased to $436,000 in 2000 from $141,000 in 1999 due to additional licensing agreements. Cost of license revenues is expected to increase from the amortization of purchased technology and will fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

   Cost of software support and training services revenues increased to $910,000 in 2000 from $470,000 in 1999. The increase in cost of software support and training services revenues represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

   TrustNet clearinghouse costs increased to $3.7 million in 2000 from $436,000 in 1999. TrustNet clearinghouse costs reflect the cost of personnel, hardware expenses, and the cost of off-site service centers. TrustNet clearinghouse costs are expected to increase as we provide services to new partners and may vary significantly from period to period depending on the service requirements of our partners.

   Costs related to the sale of chips totaled $445,000 in 2000 and none in 1999. These costs are related to the purchase of chips from a third party, customization, and transport of the chips.

 Research and Development

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was $24.5 million in 2000 and $16.5 million in 1999. This increase was primarily attributable to a $5.3 million increase in personnel costs and consultant services associated with product research and development and a $1.3 million increase in facilities related expenses, such as rent and utilities. We believe that continued investment in research and development is critical to attaining our strategic product objective, and we expect these expenses to increase significantly in absolute dollars in future periods.

 Sales and Marketing

   Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to $18.5 million in 2000 from $6.9 million in 1999. This increase reflects the costs associated with increased selling and promotional efforts. The increase in these costs is comprised primarily of $5.0 million in increased personnel costs, $4.0 million in increased public relations and other promotional costs, $870,000 in increased facilities related expenses, and $693,000 in increased travel costs. We expect sales and marketing expenses to increase significantly in absolute dollars due to planned growth of our sales and marketing organizations, including the establishment of additional domestic and international offices, and aggressive implementation of advertising and promotional programs.

 General and Administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to $9.9 million in 2000 from $5.6 million in 1999. This increase was primarily attributable to a $1.5 million increase in personnel costs, as a result of increased executive, legal and accounting personnel, a $474,000 increase in building and facilities expenses, $610,000 in insurance expenses, and $501,000 in expenses related to being a public company for a full year. We expect general and administrative expenses to increase in absolute dollars as we add personnel, incur additional costs to support continued growth, and implement additional operating systems necessary to support InterTrust.

 Acquired In-Process Research and Development

   In March 2000, we recorded $6.1 million of acquired in-process research and development related to our acquisition of Infinite Ink Corporation. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). This expense is a non-recurring charge.

 Amortization of Goodwill and Other Intangible Assets

   Amortization of goodwill and other intangibles increased to $3.0 million in 2000 from none in 1999. The increase of amortization of goodwill and purchased intangibles was due to the additional amortization related to the acquisition of Infinite Ink Corporation and the purchase of technology and other assets from PassEdge Corporation. See Note 2 of "Notes to Consolidated Financial Statements."

 Deferred Stock Compensation

   We are amortizing deferred stock compensation of $8.3 million, recorded prior to January 1, 2000, over the vesting periods of the applicable options using a graded vesting method. This amount represents the difference between the exercise prices of employee stock options and what were considered to be the fair values of our common stock on the dates of the grants. We recognized $3.3 million and $1.7 million of related compensation expense in 2000 and 1999.

 Interest Income (Expense), Net

   Interest income (expense), net, consists primarily of interest earned on cash and cash equivalents and marketable securities. We recognized approximately $10.9 million of interest income in 2000 and $1.9 million in 1999. The increase in interest income is primarily attributable to the increase in our average investment balance from the proceeds of our public offering in April 2000. We had no interest expense in 2000 nor 1999.

 Loss on Debt and Equity Investments

   In April through June 2000, InterTrust made investments of $6.5 million in equity securities in certain private technology companies. Investments in privately-held companies primarily consist of equity and debt securities in which we own less than a 20% interest. We do not have the ability to exercise significant influence over any of these companies and accordingly account for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. During 2000, InterTrust recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. Furthermore, in September and October 2000, we made two loans totaling $699,000 to a privately held technology company. In December 2000, we reserved for the entire balance of the notes receivable due to the uncertainty of collection, based on the deterioration of the financial condition of the company.

 Income Taxes

   We have incurred net losses since inception for the federal and state tax purposes and have not recognized a domestic tax provision or benefit. In 2000, we recorded a tax provision of $2,000 related to foreign withholding taxes on two license agreements for which we may receive a tax benefit in the future. As of December 31, 2000, we had approximately $89.0 million of federal and approximately $15.5 million of state net operating loss carryforwards to offset against future taxable income. We also had approximately $2.2 million and $1.8 million of federal and state research and development tax credit carryforwards, respectively. The related deferred tax assets have been fully reserved through December 31, 2000. The federal net operating loss and tax credit carryforwards expire in years 2007 through 2020, if not used. The state net operating losses and credits expire in years 2001 through 2010, if not used. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Results of Operations

Years Ended December 31, 1999 and 1998

 Revenues

   Total revenues increased to $1.5 million in 1999 from $152,000 in 1998. License fees, software support and training services, and TrustNet clearinghouse services accounted for 50%, 40% and 10% of total revenues in 1999. Software support and training services accounted for 100% of total revenues in 1998.

   License revenues were $778,000 in 1999, and represent the amortization of deferred license fees. No license revenues were recognized in 1998 as the general availability release of our Commerce software was not delivered to our partners until December 1998.

   Revenues from software support and training services increased to $613,000 in 1999 from $152,000 in 1998. This increase was due to support and training fees from additional partner licensing agreements.

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

These expenditures are incurred both onsite at our facilities as well as offsite at partner locations. Cost of TrustNet clearinghouse services includes the cost of personnel, computer hardware, and support of the off-site service center. Total cost of revenues was $1.0 million in 1999 and $191,000 in 1998. The period-over-period increase resulted from increased costs incurred to support our new partners and the introduction of TrustNet clearinghouse services in 1999.

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

   Cost of software support and training services revenues increased to $470,000 in 1999 from $191,000 in 1998. The increase in cost of software support and training services revenues represents the increase in support personnel time required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to increase as we license to new partners and may vary significantly from period to period depending on the support requirements of our partners.

   Cost for TrustNet clearinghouse services were $436,000 in 1999 and reflect the cost of personnel, hardware expenses, and the cost of the off-site service center. No costs were incurred for TrustNet clearinghouse services during 1998, as we did not provide this service until the fourth quarter of 1999.

 Research and Development

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was $16.5 million in 1999 and $13.0 million in 1998. This increase was primarily attributable to a $2.6 million increase in personnel costs and consultant services associated with both product research and development and $329,000 of recruiting costs.

 Sales and Marketing

   Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to $6.9 million in 1999 from $3.9 million in 1998. This increase reflects the costs associated with increased selling efforts. The increase in these costs is comprised primarily of $1.4 million in increased personnel costs, $900,000 in increased public relations and other promotional costs, and $500,000 in increased travel costs.

 General and Administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to $5.6 million in 1999 from $2.7 million in 1998. This increase was primarily attributable to a $1.5 million increase in personnel costs, as a result of increased executive, legal and accounting personnel, a $399,000 increase in outside legal costs, a $364,000 increase in travel costs, and $200,000 in expenses related to being a public company.

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

 Interest Income (Expense), Net

   Interest income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments offset by interest expense incurred on convertible promissory notes. We recognized approximately $1.9 million of interest income in 1999 and $42,000 of interest income in 1998. The increase in interest income results from increases in the amount of interest-bearing investments outstanding, which were primarily derived from the net proceeds of $123.4 million from our initial public offering in October 1999. We had no interest expense in 1999. We recorded $37,000 in interest expense in 1998 related to convertible promissory notes that were subsequently converted to preferred stock.

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

Quarterly Results of Operations

   The following table contains, for the periods presented, selected data from our consolidated statements of operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, includes all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results of operations for these periods. This unaudited information should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have incurred losses in each quarter since inception and expect to continue to incur losses through at least the next several years.

                                                     Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30,  June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
                            2000      2000       2000      2000      1999      1999      1999      1999
                          --------  ---------  --------  --------  --------  --------- --------  --------
                                            (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenues:
 Licenses...............  $  1,386  $  1,188   $    889  $    687  $   282    $   187  $   142   $   167
 Software support and
  training..............       996       861        632       660      260        176      112        65
 Services...............        50        48        146        --      150         --       --        --
 Hardware...............       445        --         --        --       --         --       --        --
                          --------  --------   --------  --------  -------    -------  -------   -------
   Total revenues.......     2,877     2,097      1,667     1,347      692        363      254       232
Cost of revenues:
 Licenses...............        90       133        110       103       75         24       10        32
 Software support and
  training..............       345       236        182       147      136        126      121        87
 Services...............     1,379       934        714       643      346         90       --        --
 Hardware...............       445        --         --        --       --         --       --        --
                          --------  --------   --------  --------  -------    -------  -------   -------
   Total cost of
    revenues............     2,259     1,303      1,006       893      557        240      131       119
                          --------  --------   --------  --------  -------    -------  -------   -------
Gross profit............       618       794        661       454      135        123      123       113
Operating costs and
 expenses:
 Research and
  development...........     7,029     6,470      5,775     5,201    4,797      4,587    3,652     3,436
 Sales and marketing....     6,028     4,493      4,361     3,657    2,705      1,732    1,315     1,134
 General and
  administrative........     2,869     2,520      2,273     2,228    1,950      1,521    1,358       759
 Purchased in-process
  research and
  development...........        --        --         --     6,100       --         --       --        --
 Amortization of
  goodwill and other
  intangible assets.....     1,159       923        922        --       --         --       --        --
 Amortization of
  deferred stock
  compensation..........       636       746        938     1,006      884        625      168        27
                          --------  --------   --------  --------  -------    -------  -------   -------
   Total operating costs
    and expenses........    17,721    15,152     14,269    18,192   10,336      8,465    6,493     5,356
                          --------  --------   --------  --------  -------    -------  -------   -------
Loss from operations....   (17,103)  (14,358)   (13,608)  (17,738) (10,201)    (8,342)  (6,370)   (5,243)
Interest income, net....     2,683     3,306      2,766     2,112    1,395        279      160        42
Loss from debt and
 equity investments.....    (3,699)       --         --        --       --         --       --        --
Provision for foreign
 income taxes...........        (2)       --         --        --     (325)        --       --        --
                          --------  --------   --------  --------  -------    -------  -------   -------
Net loss................  $(18,121) $(11,052)  $(10,842) $(15,626) $(9,131)   $(8,063) $(6,210)  $(5,201)
                          ========  ========   ========  ========  =======    =======  =======   =======
Basic and diluted net
 loss per share.........  $  (0.21) $  (0.13)  $  (0.13) $  (0.20) $ (0.12)   $ (0.23) $ (0.19)  $ (0.18)
                          ========  ========   ========  ========  =======    =======  =======   =======
Shares used in computing
 the net loss per
 share..................    86,759    85,434     84,247    78,931   73,910     34,411   31,891    29,337
                          ========  ========   ========  ========  =======    =======  =======   =======

   We began recognizing license and software support and training revenues on a subscription basis in January 1999, after shipping the general availability version of our product in December 1998. The general quarter over quarter increase in license and software support and training revenues is as a result of additional partner agreements. We also provide TrustNet clearinghouse services on a subscription basis. Additionally we provide professional services to our partners, which are recognized upon delivery. The increase in services revenues in the quarters ended June 30, 2000 and December 31, 1999 were related to short-term TrustNet pilot agreements with new partners. We began selling hardware in the quarter ended December 31, 2000 to one customer, who is also a licensee, under the terms of a short-term purchase agreement to provide chips for testing and trial production.

   Cost of license revenue decreased in the quarter ended December 31, 2000 due to lower consulting and freight expenses. Quarter over quarter increases in the cost of software support and training services reflect the increased effort of engineering personnel to provide support services to our partners.

   Overall increases in research and development spending beginning in the quarter ended March 31, 1999 are primarily attributable to increased headcount and spending on software tools used in the development of our products. The increases in sales and marketing spending since the quarter ended March 31, 1999 reflect additional headcount both domestically and internationally as well as increased expenses for travel, trade shows, public relations, and other promotional costs. General and administrative expenses generally increased quarter over quarter, primarily as a result of increased legal and accounting personnel, costs associated with patent prosecution including filing and translation fees, and the use of outside patent counsel. Purchased in-process research and development in the quarter ended March 31, 2000 was a one-time charge related to an acquisition. The amortization of goodwill and other intangible assets acquired began in the quarter ended June 30, 2000.

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

Liquidity and Capital Resources

   Cash, cash equivalents and marketable and restricted investments totaled $176.2 million at December 31, 2000, an increase of $35.4 million from December 1999. The increase in 2000 is primarily the result of cash generated from the net proceeds of $92.2 million from a public offering of our common stock completed in April 2000, in addition to proceeds from the exercise of employee stock options and employee stock purchases, offset by our net loss for 2000 of $55.6 million.

   Net cash used in operating activities totaled $38.8 million in 2000. The cash used in 2000 is primarily attributable to the net loss of $55.6 million and increases in accounts receivable of $1.4 million, and prepaid and other current assets of $1.6 million, partially offset by various non-cash charges such as depreciation and amortization of $5.2 million, stock related compensation of $3.3 million, loss on debt and equity investments of $3.7 million, and purchased in-process reasearch and development of $6.1 million.

   Net cash used in investing activities totaled $133.5 million in 2000. The cash used in 2000 is primarily atributable to capital expenditures totaling $7.2 million, net purchases of marketable and restricted investments totaling $109.4 million, and $17.0 million of investments in other non-current assets and purchased technology. Capital acquisitions were principally comprised of office furniture and equipment for our new corporate facility and computer equipment and software used to support our product development and growing employee base. Although to date our requirements for capital expenditures have been moderate, we anticipate continued increase capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure, and personnel.

   Net cash provided by financing activities was $97.9 million for 2000, primarily due to cash generated from our public offering in April 2000 and, to a lesser extent, from the exercise of employee stock options and employee stock purchases.

   At December 31, 2000, our principal source of liquidity was $176.2 million in cash and cash equivalents and marketable and restricted investments. In January 2001, we raised $20.0 million from the sale of 4.0 million shares to Nokia Corporation. We believe that our cash and cash equivalents, and credit facilities with our equipment vendors, will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures or anticipated requirements or take advantage of future opportunities.

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000 effective as of January 1, 2000. The adoption of SAB 101 did not have any impact on our financial position or results of operations.

   In March 2000, the FASB issued Financial Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain stock compensation matters was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. In June 200, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. We are required to adopt SFAS 133 for the quarter ending March 31, 2001. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS 133 will not have a material impact on our financial position or results or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We develop products in the United States and license our products to partners in North America, Europe, Asia, and Australia. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

   Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 2000 and December 31, 1999, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 begin at page F-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Year 2001 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements--See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.

   (a)(2) Financial Statement Schedule:

   See Schedule II, Valuation and Qualifying Accounts, at page F-22 of this Form 10-K.

   (a)(3) Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Sixth Amended and Restated Certificate of Incorporation filed with the
         Secretary of State of Delaware on November 1, 1999--incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration
         Statement on Form S-1 (File No. 333-84033).

  3.2*** Amended and Restated Bylaws of the Registrant.

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

  4.4*   Form of Registration Rights under select Class A Common Stock Purchase
         Agreements.

  4.5*   Form of Series A Preferred Stock Registration Rights.

  4.6*   Form of Series B, C, D and E Preferred Stock Registration Rights.

  4.7*   Form of Registration Rights found in a Class B Non-Voting Common Stock
         Warrant.

  4.8    Stockholder Rights Agreement, by and between the Registrant and Nokia
         Finance International, B.V., dated January 31, 2000--incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed
         February 20, 2001.

 10.1* Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

 10.2*   1999 Equity Incentive Plan and forms of agreements thereunder

 10.3*   1999 Employee Stock Purchase Plan.

 10.4*   1999 Non-Employee Directors Option Plan.

 10.5    Lease between Mission West Properties, L.P. and the Registrant dated
         July 21, 1999--incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-
         84033).

 10.6+ Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August
         18, 1998--incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 10.7+ Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999-- incorporated herein by reference to Exhibit 10.13 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 10.8+ Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996-- incorporated herein by reference to Exhibit 10.14 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 10.9+ Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996-- incorporated herein by reference to Exhibit 10.15 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.19**  Building Lease Agreement by and between First State Realty of
          America, Inc. and the Registrant dated January 24, 2000.

 10.20*** Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

 10.21    2000 Supplemental Option Plan.

 10.22    Full-Recourse Promissory Note dated December 7, 2000 from Bruce
          Fredrickson to the Company.

 21.1*    Subsidiaries of the Company.

 23.1     Consent of Ernst & Young LLP, independent auditors.

 24.1     Power of Attorney (See page 44).

- --------
  * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement Form S-1 (File No. 333-32484).

*** Incorporated herein by reference to the exhibit of the same number in the Registrant's Form 10-Q for the quarter ended September 30, 2000.

  + Confidential treatment requested.

  (b) Reports on Form 8-K

     None.

  (c) Exhibits

     See (a)(3) above.

  (d) Financial Statement Schedule

     See (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001                             INTERTRUST TECHNOLOGIES CORPORATION
                                          (Registrant)

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

            Signature                          Title                       Date
            ---------                          -----                       ----

       /s/ Victor Shear            Chairman of the Board and          April 2, 2001
_________________________________  Chief
          Victor Shear              Executive Officer
                                   (Principal
                                    Executive Officer)

         /s/ Greg Wood             Chief Financial Officer            April 2, 2001
_________________________________  (Principal  Financial and
            Greg Wood              Accounting  Officer)

      /s/ Edmund J. Fish           Director and President             April 2, 2001
_________________________________   MetaTrust Utility
         Edmund J. Fish

     /s/ Bruce Fredrickson         Director                           April 2, 2001
_________________________________
        Bruce Fredrickson

      /s/ Satish K. Gupta          Director                           April 2, 2001
_________________________________
         Satish K. Gupta

      /s/ David Lockwood           Director                           April 2, 2001
_________________________________
         David Lockwood


                      INTERTRUST TECHNOLOGIES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors........................... F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statement of Operations........................................ F-4

Consolidated Statements of Stockholders' Equity (Deficit)................... F-5

Consolidated Statements of Cash Flows....................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterTrust Technologies Corporation

   We have audited the accompanying consolidated balance sheets of InterTrust Technologies Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterTrust Technologies Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 22, 2001

                      INTERTRUST TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  23,811  $ 98,286
  Short-term investments..................................   134,707    42,548
  Accounts receivable, net of allowance of $178 in 2000
   and $-0- in 1999.......................................     3,928     2,562
  Prepaids and other current assets.......................     2,771     1,182
                                                           ---------  --------
    Total current assets..................................   165,217   144,578
  Property and equipment, net.............................     8,919     3,356
  Long-term investments...................................    16,783       --
  Restricted long-term investments........................       944       --
  Goodwill and other intangible assets, net...............    29,453     3,426
  Other assets............................................     5,557       137
                                                           ---------  --------
                                                           $ 226,873  $151,497
                                                           =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $   2,728  $  2,184
  Accrued compensation....................................     2,155     1,113
  Other accrued liabilities...............................     1,110     1,678
  Deferred revenue........................................     5,915     3,052
                                                           ---------  --------
    Total current liabilities.............................    11,908     8,027
Deferred revenue--long-term portion.......................     7,617    10,118
                                                           ---------  --------
Total liabilities......................................... $  19,525  $ 18,145
                                                           =========  ========
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued and outstanding at
   December 31, 2000 and 1999.............................       --        --
  Common stock, $0.001 par value, 120,000,000 shares
   authorized 87,776,991 and 79,216,996 shares issued and
   outstanding at December 31, 2000 and 1999..............        88        79
Additional paid-in capital................................   340,380   214,241
Deferred stock compensation...............................    (3,274)   (6,600)
Notes receivable from stockholders........................      (516)     (196)
Accumulated other comprehensive income (loss).............       376      (107)
Accumulated deficit.......................................  (129,706)  (74,065)
                                                           ---------  --------
    Total stockholders' equity............................   207,348   133,352
                                                           ---------  --------
                                                           $ 226,873  $151,497
                                                           =========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Revenues:
  Licenses...................................... $  4,150  $    778  $    --
  Software support and training.................    3,149       613       152
  Services......................................      244       150       --
  Hardware......................................      445       --        --
                                                 --------  --------  --------
    Total revenues..............................    7,988     1,541       152
Cost of revenues:
  Licenses......................................      436       141       --
  Software support and training.................      910       470       191
  Services......................................    3,670       436       --
  Hardware......................................      445       --        --
                                                 --------  --------  --------
    Total cost of revenues......................    5,461     1,047       191
                                                 --------  --------  --------
Gross profit (loss).............................    2,527       494       (39)
Operating costs and expenses:
  Research and development......................   24,475    16,472    13,041
  Sales and marketing...........................   18,539     6,886     3,870
  General and administrative....................    9,890     5,588     2,717
  Purchased in-process research and
   development..................................    6,100       --        --
  Amortization of goodwill and other intangible
   assets.......................................    3,004       --        --
  Amortization of deferred stock compensation...    3,326     1,704       --
                                                 --------  --------  --------
    Total operating costs and expenses..........   65,334    30,650    19,628
                                                 --------  --------  --------
Loss from operations............................  (62,807)  (30,156)  (19,667)
Interest income.................................   10,867     1,876        42
Interest expense................................      --        --        (37)
Loss on debt and equity investments.............   (3,699)      --        --
Provision for foreign income taxes..............       (2)     (325)      --
                                                 --------  --------  --------
Net loss........................................ $(55,641) $(28,605) $(19,662)
                                                 ========  ========  ========
Basic and diluted net loss per share............ $  (0.66) $  (0.71) $  (0.70)
                                                 ========  ========  ========
Shares used in computing basic and diluted net
 loss per share.................................   84,016    40,426    27,932
                                                 ========  ========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND OTHER COMPREHENSIVE LOSS
                     (in thousands, except share amounts)

                      Convertible
                    Preferred Stock       Common Stock    Additional                   Notes     Accumulated
                   -------------------  -----------------  Paid-In   Deferred Stock  Receivable  Other Income Accumulated
                     Shares     Amount    Shares   Amount  Capital    Compensation  Stockholders    (Loss)      Deficit
                   -----------  ------  ---------- ------ ---------- -------------- ------------ ------------ -----------
Balance at
December 31,
1997.............   12,600,776  $  13   27,580,250 $  27   $ 24,979     $   --         $ (68)       $ --       $ (25,798)
 Issuance of
 series B
 preferred
 stock...........    6,968,288      7          --    --      14,824         --           --           --             --
 Issuance of
 series B
 preferred stock
 upon conversion
 of convertible
 note payable and
 accrued
 interest........    1,431,710      1          --    --       3,066         --           --           --             --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --     1,637,800     2        727         --          (366)         --             --
 Forgiveness of
 note receivable
 from
 stockholder.....          --     --           --    --         --          --           106          --             --
 Issuance of
 common stock
 upon net
 exercise of
 options and
 related
 compensation....          --     --        57,262   --          50         --           --           --             --
 Issuance of
 common stock
 upon net
 exercise of
 warrants and
 related
 compensation....          --     --        65,714   --          26         --           --           --             --
 Payments of
 notes receivable
 from
 stockholders....          --     --           --    --         --          --            52          --             --
 Net loss........          --     --           --    --         --          --           --           --         (19,662)
                   -----------  -----   ---------- -----   --------     -------        -----        -----      ---------
Balance at
December 31,
1998.............   21,000,774     21   29,341,296    29     43,672         --          (276)         --         (45,460)
 Issuance of
 series C
 preferred
 stock..........     1,700,000      2          --    --       5,005         --           --           --             --
 Issuance of
 series D
 preferred
 stock..........     2,284,046      2          --    --       9,705         --           --           --             --
 Issuance of
 series E
 preferred
 stock...........    2,619,400      3          --    --      15,688         --           --           --             --
 Issuance of
 series E
 preferred stock
 upon conversion
 of note
 payable.........      166,666    --           --    --       1,000         --           --           --             --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --     6,354,814     6      3,893         --           --           --             --
 Issuance of
 common stock
 upon exercise of
 warrants........          --     --       630,000     1        374         --           --           --             --
 Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering........  (27,770,886)   (28)  27,770,886    28        --          --           --           --             --
 Issuance of
 common stock in
 public offering,
 net of issuance
 costs of
 $11,123.........          --     --    14,950,000    15    123,412         --           --           --             --
 Issuance of
 common stock for
 asset
 acquisition.....          --     --       170,000   --       1,190         --           --           --             --
 Issuance of
 patent for
 patent
 acquisition.....          --     --           --    --       1,919         --           --           --             --
 Compensation
 related to
 issuance of
 common stock
 warrant.........          --     --           --    --          79         --           --           --             --
 Deferred stock
 compensation....          --     --           --    --       8,304      (8,304)         --           --             --
 Amortization of
 deferred
 compensation....          --     --           --    --         --        1,704          --           --             --
 Forgiveness of
 note receivable
 from
 stockholders....          --     --           --    --         --          --            80          --             --
 Unrealized loss
 on short-term
 investments.....          --     --           --    --         --          --           --          (107)           --
 Net loss........          --     --           --    --         --          --           --           --         (28,605)
                   -----------  -----   ---------- -----   --------     -------        -----        -----      ---------
 Total
 comprehensive
 loss............
Balance at
December 31,
1999.............          --     --    79,216,996    79    214,241      (6,600)        (196)        (107)       (74,065)
 Issuance of
 common stock for
 business
 combination and
 asset
 acquisitions....          --     --     1,105,180     1     27,850         --           --           --             --
 Issuance of
 common stock in
 public offering,
 net of issuance
 cost of $6,488..          --     --     2,820,244     3     92,232         --           --           --             --
 Issuance of
 common stock
 upon exercise of
 options.........          --     --     4,326,578     5      3,695         --           --           --             --
 Issuance of
 common stock
 upon employee
 stock
 purchases.......          --     --       307,993   --       2,362         --           --           --             --
 Note receivable
 from officer....          --     --           --    --         --          --          (500)         --             --
 Amortization of
 deferred stock
 compensation....          --     --           --    --         --        3,326          --           --             --
 Forgiveness and
 repayment of
 notes receivable
 from
 stockholders....          --     --           --    --         --          --           180          --             --
 Unrealized
 holding gain on
 investments.....          --     --           --    --         --          --           --           483            --
 Net loss........          --     --           --    --         --          --           --           --         (55,641)
                   -----------  -----   ---------- -----   --------     -------        -----        -----      ---------
 Total
 comprehensive
 loss............
Balance at
December 31,
2000.............          --   $ --    87,776,991 $  88   $340,380     $(3,274)       $(516)       $ 376      $(129,706)
                   ===========  =====   ========== =====   ========     =======        =====        =====      =========
                                     Total
                   Comprehensive Stockholders'
                   Income (Loss)    Equity
                   ------------- -------------
Balance at
December 31,
1997.............    $    --       $   (847)
 Issuance of
 series B
 preferred
 stock...........         --         14,831
 Issuance of
 series B
 preferred stock
 upon conversion
 of convertible
 note payable and
 accrued
 interest........         --          3,067
 Issuance of
 common stock
 upon exercise of
 options.........         --            363
 Forgiveness of
 note receivable
 from
 stockholder.....         --            106
 Issuance of
 common stock
 upon net
 exercise of
 options and
 related
 compensation....         --             50
 Issuance of
 common stock
 upon net
 exercise of
 warrants and
 related
 compensation....         --             26
 Payments of
 notes receivable
 from
 stockholders....         --             52
 Net loss........         --        (19,662)
                   ------------- -------------
Balance at
December 31,
1998.............         --         (2,014)
 Issuance of
 series C
 preferred
 stock..........          --          5,007
 Issuance of
 series D
 preferred
 stock..........          --          9,707
 Issuance of
 series E
 preferred
 stock...........         --         15,691
 Issuance of
 series E
 preferred stock
 upon conversion
 of note
 payable.........         --          1,000
 Issuance of
 common stock
 upon exercise of
 options.........         --          3,899
 Issuance of
 common stock
 upon exercise of
 warrants........         --            375
 Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering........         --            --
 Issuance of
 common stock in
 public offering,
 net of issuance
 costs of
 $11,123.........         --        123,427
 Issuance of
 common stock for
 asset
 acquisition.....         --          1,190
 Issuance of
 patent for
 patent
 acquisition.....         --          1,919
 Compensation
 related to
 issuance of
 common stock
 warrant.........         --             79
 Deferred stock
 compensation....         --            --
 Amortization of
 deferred
 compensation....         --          1,704
 Forgiveness of
 note receivable
 from
 stockholders....         --             80
 Unrealized loss
 on short-term
 investments.....        (107)         (107)
 Net loss........     (28,605)      (28,605)
                   ------------- -------------
 Total
 comprehensive
 loss............     (28,712)
Balance at
December 31,
1999.............                   133,352
 Issuance of
 common stock for
 business
 combination and
 asset
 acquisitions....         --         27,851
 Issuance of
 common stock in
 public offering,
 net of issuance
 cost of $6,488..         --         92,235
 Issuance of
 common stock
 upon exercise of
 options.........         --          3,700
 Issuance of
 common stock
 upon employee
 stock
 purchases.......         --          2,362
 Note receivable
 from officer....         --           (500)
 Amortization of
 deferred stock
 compensation....         --          3,326
 Forgiveness and
 repayment of
 notes receivable
 from
 stockholders....         --            180
 Unrealized
 holding gain on
 investments.....         483           483
 Net loss........     (55,641)      (55,641)
                   ------------- -------------
 Total
 comprehensive
 loss............    $(55,158)
                   =============
Balance at
December 31,
2000.............                  $207,348
                                 =============

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Operating Activities:
 Net loss....................................... $ (55,641) $(28,605) $(19,662)
 Adjustments to reconcile net loss to net cash
  used in
  operating activities:
  Depreciation and amortization ................     1,694       660       538
  Amortization of goodwill and other intangible
   assets.......................................     3,492       --        --
  Amortization of deferred stock compensation
   and other stock related compensation
   charges......................................     3,326     1,863       182
  Compensation expense related to forgiveness of
   notes receivable from stockholders...........       118       --        --
  Loss on debt and equity investments...........     3,699       --        --
  Issuance of preferred stock for accrued
   interest.....................................       --        --         37
  Purchased in-process research and
   development..................................     6,100       --        --
 Changes in operating assets and liabilities:
  Accounts receivable...........................    (1,366)   (1,017)   (1,520)
  Prepaid and other current assets..............    (1,589)   (1,040)       24
  Accounts payable..............................       509     1,635      (105)
  Accrued compensation..........................     1,042       553       173
  Other accrued liabilities.....................      (568)      928       193
  Deferred revenue..............................       362     4,595     6,075
                                                 ---------  --------  --------
   Net cash used in operating activities........   (38,822)  (20,428)  (14,065)

Investing Activities:
 Capital expenditures...........................    (7,158)   (3,017)     (509)
 Purchases of short-term investments............  (140,503)  (42,655)      --
 Maturities and sales of short term
  investments...................................    48,704       --        --
 Purchases of long-term investments.............   (16,660)      --        --
 Purchases of restricted investments............      (944)      --        --
 Purchased technology...........................    (7,800)      --        --
 Other noncurrent assets, net...................    (9,151)     (295)      (11)
                                                 ---------  --------  --------
   Net cash used in investing activities........  (133,512)  (45,967)     (520)

Financing Activities:
 Proceeds from issuance of convertible
  promissory notes..............................       --      1,000     3,030
 Proceeds from issuance of preferred stock,
  net...........................................       --     30,405    14,831
 Proceeds from issuance of common stock, net....    92,235   123,427       --
 Proceeds from exercise of stock options and
  warrants and purchases under employee stock
  purchase plan.................................     6,062     4,274       363
 Loan to officer to purchase common stock.......      (500)      --        --
 Proceeds from notes receivable from
  stockholders..................................        62       --         52
                                                 ---------  --------  --------
   Net cash provided by financing activities....    97,859   159,106    18,276
Net increase (decrease) in cash and cash
 equivalents....................................   (74,475)   92,711     3,691
Cash and cash equivalents at beginning of
 period.........................................    98,286     5,575     1,884
                                                 ---------  --------  --------
Cash and cash equivalents at end of period...... $  23,811  $ 98,286  $  5,575
                                                 =========  ========  ========

                      INTERTRUST TECHNOLOGIES CORPORATION

                                 (in thousands)

                                                          Years Ended December
                                                                   31,
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------- ------ ------
Supplemental schedule of noncash investing and financing
 activities:
Technology asset acquisition:
 Common stock issued in exchange for assets.............  $ 3,335 $1,190 $  --
                                                          ======= ====== ======
 Other assets received in exchange......................  $ 3,353 $   10 $  --
                                                          ======= ====== ======
 Other liabilities assumed in exchange..................  $    18 $  140 $  --
                                                          ======= ====== ======
Business acquisition:
 Common stock issued in conjunction with acquisition....  $24,516 $  --  $  --
                                                          ======= ====== ======
 Purchase price in excess of fair value of assets and
  liabilities acquired..................................  $18,433 $  --  $  --
                                                          ======= ====== ======
 Liabilities assumed in acquisition.....................  $    17 $  --  $  --
                                                          ======= ====== ======
Patent acquired in exchange for stock option............  $   --  $1,919 $  --
                                                          ======= ====== ======
Increase in deferred stock compensation.................  $   --  $8,304 $  --
                                                          ======= ====== ======
Conversion of convertible promissory notes and accrued
 interest into convertible preferred stock..............  $   --  $1,000 $3,067
                                                          ======= ====== ======


                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

   InterTrust Technologies Corporation (InterTrust) has developed a general-purpose digital rights management (DRM) platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. DRM technologies manage rights and interests in digital information. InterTrust was formed and incorporated in January 1990. InterTrust first shipped the general availability version of its Commerce software at the end of fiscal 1998. All of InterTrust's revenues through December 31, 2000 have been generated from licenses of InterTrust's Commerce software, related services, and sales of chips containing InterTrust's DRM.

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

 Revenue Recognition

   InterTrust recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." InterTrust recognizes revenue from license fees, clearinghouse services, development services, transaction fees, software support and training services, and the sale of chips containing its DRM. License revenue, net of any discounts granted, is recognized after execution of a license agreement and delivery of the product, provided there are no remaining obligations relating to development, upgrades, new releases, or other future deliverables, and provided that the license fee is fixed or determinable, and collection of the fee is probable. InterTrust allocates revenue between the elements of the arrangements, including the license, software support and training services, and the rights to unspecified upgrades and new releases based on the vendor specific evidence of the fair value of each of the elements. If Intertrust does not have vendor specific objective evidence of the fair value of the undelivered elements, license revenue is deferred for the delivered elements. InterTrust's license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where Intertrust is obligated to provide specified upgrades and does not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method.

   Through December 31, 2000, on three occasions InterTrust received license fees in the form of minority equity positions in non-public entities. On five occasions InterTrust received license fees in the form of convertible promissory notes from non-public entities in exchange for technology licenses. One of these convertible

                      INTERTRUST TECHNOLOGIES CORPORATION
promissory notes was already converted into 125,000 shares of common stock which InterTrust believes represented approximately 1% of the outstanding shares of the licensees as of the conversion date. Because the entities were recently formed, privately held companies and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity or sufficient evidence of the fair value of the convertible promissory notes and collectibility was not probable, InterTrust did not record revenue or deferred revenue from the license fees. InterTrust is obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to any licensee for the development of the licensee's software.

   InterTrust's license agreements also require the payment of a percentage transaction fee to InterTrust based on the fulfillment of a transaction that utilizes its technology. InterTrust's partners are required to pay all amounts due for transaction fees within 30 to 90 days after the end of each quarter. InterTrust's revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter subsequent to the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. InterTrust received $1 million in prepaid transaction fees from a stockholder, which is included in deferred revenue as of December 31, 2000 and 1999. No material transaction revenue has been recognized from commercial transactions or services to date.

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

   Professional services represent fees for consulting services provided to InterTrust customers that is development not considered essential to the functionality of the software licensed. The revenue from these services is recognized as services are performed.

   Hardware revenue is comprised of sales of chips containing InterTrust software to one customer, who is also a licensee of InterTrust technology, and with whom InterTrust has a short-term contract to provide chips for testing and trial production. The revenue from the sale of chips is recognized as the chips are delivered.

 Cash and Cash Equivalents

   Cash and cash equivalents are stated at cost, which approximates fair value. InterTrust considers all highly liquid instruments with insignificant interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents consist primarily high-grade commercial paper and money market funds.

 Investments

   Investments are comprised primarily of U.S. government obligations and corporate debt securities and are classified as available-for-sale investments. Investments with a maturity date of less than one year that are not

                      INTERTRUST TECHNOLOGIES CORPORATION
restricted are classified as short term. The carrying value of the investments is adjusted to fair value with a resulting adjustment to other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and loses are recorded using the specific identification method and have been minimal through December 31, 2000. As of December 31, 2000, InterTrust's restricted investments are classified as available-for-sale but are pledged as collateral against three letters of credit. Restricted investments are held in InterTrust's name by one major financial institution.

 Foreign Currency Translation

   The U.S. dollar is the functional currency for InterTrust's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income.

 Concentration of Credit Risk

   InterTrust operates in the Internet industry, which is rapidly evolving and intensely competitive.

   Financial instruments that potentially subject InterTrust to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are deposited with two major financial institutions and such deposits exceed federally insured limits. InterTrust's accounts receivable are primarily derived from customers located in North America, Europe, and Asia. InterTrust performs ongoing credit evaluations of its customers but does not require collateral from its customers. When required, InterTrust maintains allowances for credit losses, and to date, these losses have been within management's expectations.

   Three customers accounted for 20%, 17% and 8% of total revenues in 2000. Three customers, one of which was also a stockholder, accounted for 25%, 13%, and 12% of total revenues in 1999. Two customers accounted for 21% and 15% of accounts receivable at December 31, 2000, and one customer accounted for 74% of accounts receivable at December 31, 1999.

 Income Taxes

   InterTrust accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes" ("FASB 109"), which requires the use of the liability method in accounting for income taxes. Under FASB 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

 Fair Value of Financial Instruments

   The carrying values of InterTrust's financial instruments, which include cash and cash equivalents, short term and long term investments, accounts receivable, current liabilities, and notes receivable from stockholders, approximate their fair value.

 Investment in Privately-held Companies

   In 2000, InterTrust received an approximately 1% equity interest in a non-public entity as consideration for license fees. Additionally, on four occasions InterTrust received license fees in the form of convertible promissory notes from non-public entities. Because the entities were recently formed, privately held companies and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity or

                      INTERTRUST TECHNOLOGIES CORPORATION
sufficient evidence of the fair value of the convertible promissory notes, InterTrust did not record revenue or deferred revenue from the license fees.

   In 2000, InterTrust made investments of $6.5 million in equity securities in certain private technology companies. Investments in privately-held companies primarily consist of equity and debt securities in which Intertrust owns less than a 20% interest. InterTrust does not have the ability to exercise significant influence over any of these companies and accordingly accounts for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. During 2000, InterTrust recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. The remaining investment in privately-held companies of $3.5 millions at December 31, 2000 is included in other assets in the consolidated balance sheet. Furthermore, in September and October 2000, InterTrust made two loans totaling $699,000 to a privately held technology company. In December 2000, InterTrust reserved for the entire balance of the notes receivable due to the uncertainty of collection, based on the deterioration of the financial condition of the company.

 Property and Equipment

   Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

 Goodwill and other intangible assets

   Intangible assets are primarily comprised of goodwill, purchased technology and patent rights, assets related to acquired workforce in place, and capitalized patent application costs related to internally developed technology. These assets are amortized using the straight-line method over the estimated useful lives of the assets, generally four to seventeen years.

   InterTrust records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment included material adverse changes in operations or our decision to abandon acquired products, services or technologies. If such circumstances arise, InterTrust uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangible assets are impaired. To date, no such impairment has occurred.

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

 Research and Development

   Research and development expenditures are expensed to operations as incurred. Costs incurred in the development of new software and substantial enhancements to existing software are expensed as incurred until

                      INTERTRUST TECHNOLOGIES CORPORATION
technological feasibility of the software has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." To date, InterTrust's software development has been completed concurrently with the establishment of technological feasibility and, as a result, no research and development costs have been capitalized.

 Advertising Expense

   InterTrust recognizes advertising expense as incurred. Advertising expense has been immaterial in all periods since inception.

 Comprehensive Loss

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires companies to report unrealized holding gains and losses on available-for-sale securities in comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income includes changes in equity that are excluded from net income (loss). Comprehensive loss for the periods ended December 31, 2000 and 1999 have been included in InterTrust's Consolidated Statement of Changes in Stockholders' Equity.

 Net Loss per Share

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

 Segments

   InterTrust operates solely in one business segment. For the year ended December 31, 2000, revenue from customers in Asia, Europe, and Australia accounted for revenue totaling approximately $2.4 million, $1.1 million, and $28,000, respectively. For the year ended December 31, 1999, revenue from customers in Asia and Europe accounted for revenue totaling approximately $597,000 and $349,000. For the year ended December 31, 1998, revenue from customers from Asia and Europe accounted for revenue totaling approximately $0 and $52,000, respectively.

 Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. InterTrust adopted SAB 101 in October 2000, effective January 1, 2000. The adoption of SAB 101 did not have any impact on InterTrust's financial position revenues, or results of operations.

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain stock compensation matters and was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on InterTrust's financial position or results of operations.

                      INTERTRUST TECHNOLOGIES CORPORATION

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. In June 200, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. We are required to adopt SFAS 133 for the quarter ending March 31, 2001. Because InterTrust currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS 133 will not have a material impact on InterTrust's financial position or results or operations.

2. BUSINESS AND ASSET ACQUISITIONS

   In December 2000, InterTrust purchased technology and other assets from PassEdge Corporation, a developer of software solutions for managing digital rights for internet based video broadcasting, in exchange for $7.8 million in cash, acquisition related costs of $60,000, and 874,718 shares of our common stock with a fair value of $3.3 million. The purchase price of $11.2 million was capitalized as purchased technology of $9.8 million, assembled workforce of $1.1 million, and equipment of $277,000. Intertrust is amortizing the value of the technology acquired over its estimated useful life of approximately 4 years and the value of the assembled workforce and equipment over their estimated useful lives of approximately three years. As of December 31, 2000, InterTrust had amortized $245,000 of the purchased technology, assembled workforce, and equipment acquired from PassEdge.

   In March 2000, InterTrust acquired Infinite Ink Corporation ("Infinite Ink"), a developer of software solutions for rendering and protecting electronic publishing. InterTrust acquired all of the shares of Infinite Ink in exchange for 230,462 shares of common stock with aggregate fair value of $18.7 million, and assumed 68,052 stock options with an aggregate fair value of $5.8 million. The consolidated financial statements include the operating results of Infinite Ink from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

   The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development ("IPRD"). Purchased in-process research and development consisted of three projects to combine digital rights management with a software system that would allows users to securely purchase and view published content on their personal computers. The projects in development were approximately 60% complete at the time of acquisition and following the acquisition have been incorporated into the Company's product. The InterTrust's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The InterTrust's estimated the revenues, costs and resulting net cash flows from the project, and discounted the net cash flows back to their net present value. These estimates were based on several assumptions, including those summarized below. The resultant value was then adjusted to reflect only the value creation effort of Infinite Ink prior to the acquisition and further reduction by the estimated value of core technology, which was included in capitalized purchased technology. As of December 31, 2000, InterTrust estimated that the projects in development were 80% complete.

   Revenues and operating profit attributable to the in-process research and development were estimated over a three-year projection period. The resulting projected net cash flows were discounted to their present value using a discount rate of 30%, which was calculated based on the weighted-average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

   The excess purchase price over the estimated value of the net tangible assets and IPRD was allocated to various intangible assets. $18.1 million of the excess purchase price was capitalized as goodwill, and $400,000

                      INTERTRUST TECHNOLOGIES CORPORATION
was capitalized as the cost of the assembled workforce. The value of the assembled workforce was based upon the cost to replace that workforce. The goodwill and the fair value of the assembled workforce will be amortized ratably over their estimated useful lives of five and three years, respectively. As of December 31, 2000, InterTrust had amortized $2.8 million of the goodwill and intangibles related to the acquisition of Infinite Ink.

   In October 1999, InterTrust purchased audio decoding and rendering technology and related assets, received a license to video decoding and rendering technology, and assumed certain liabilities, in exchange for 170,000 shares of InterTrust's common stock, which was valued at $1.3 million, and $100,000 in cash. The purchase price of $1.4 million was capitalized as purchased technology, and is being amortized over a four year expected life. In 2000 and 1999, InterTrust amortized $359,000 and $60,000 of the capitalized technology and related assets and is included in cost of license revenues.

3. INVESTMENTS

   The following is a summary fair value of available for sale securities and restricted investments (in thousands):

                                                 December 31, 2000
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
Money market mutual funds............ $  8,898    $ --       $ --     $  8,898
U.S. Government and agency
 obligations.........................   62,590      249         (5)     62,834
Auction rate preferred stock.........   23,600      --         --       23,600
Corporate debt and equity
 securities..........................   65,868      138         (6)     66,000
                                      --------    -----      -----    --------
                                      $160,956    $ 387      $ (11)   $161,332
                                      ========    =====      =====    ========
Included in cash and cash equivalents................................ $  8,898
Included in short-term investments...................................  134,707
Included in long-term investments....................................   17,727
                                                                      --------
                                                                      $161,332
                                                                      ========

                                                 December 31, 1999
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
Money market mutual funds............ $ 24,770    $ --       $ (12)   $ 24,758
U.S. Government and agency
 obligations.........................   30,037      --         (18)     30,019
Auction rate preferred stock.........   28,947        3        --       28,950
Corporate debt and equity
 securities..........................   51,685      --         (80)     51,605
                                      --------    -----      -----    --------
                                      $135,439    $   3      $(110)   $135,332
                                      ========    =====      =====    ========
Included in cash and cash equivalents................................ $ 92,784
Included in short-term investments...................................   42,548
                                                                      --------
                                                                      $135,332
                                                                      ========

                      INTERTRUST TECHNOLOGIES CORPORATION

   The following table summarizes the fair value of debt and equity securities at December 31, 2000 (in thousands):

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
Due in less than 1 year..................................... $135,331  $135,651
Due in 1-2 years............................................   16,727    16,783
                                                             --------  --------
                                                             $152,058  $152,434
                                                             ========  ========

4. PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost and consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Computer equipment and software............................... $ 7,733  $ 2,727
Furniture and equipment.......................................   2,070    1,814
Leasehold improvements........................................   2,185      190
                                                               -------  -------
                                                                11,988    4,731
                                                               -------  -------
Accumulated depreciation and amortization.....................  (3,069)  (1,375)
                                                               -------  -------
                                                               $ 8,919  $ 3,356
                                                               =======  =======

5. GOODWILL AND OTHER INTANGIBLE ASSETS

   The following is a summary of goodwill and other intangibles (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Goodwill...................................................... $18,066  $   --
Purchased technology and licenses.............................  11,259    1,370
Patent costs..................................................   2,200    2,066
Other intangible assets.......................................   1,480       50
                                                               -------  -------
                                                                33,005    3,486
Less accumulated amortization.................................  (3,552)     (60)
                                                               -------  -------
                                                               $29,453  $ 3,426
                                                               =======  =======

6. COMMITMENTS

   InterTrust has entered into non-cancelable operating leases for facilities and equipment that expire at various dates through August 2004. Rent under the agreements is expensed to operations on a straight-line basis over the terms of the leases. Future minimum lease payments under these leases at December 31, 2000 are as follows (in thousands):

Year ending December 31:
  2001.............................................................. $ 4,305,261
  2002..............................................................   3,703,263
  2003..............................................................   3,824,900
  2004..............................................................   2,862,657
  2005..............................................................     604,258
  Thereafter........................................................      33,700
                                                                     -----------
                                                                     $15,334,039
                                                                     ===========

                      INTERTRUST TECHNOLOGIES CORPORATION

   Rent expense for all operating leases was approximately $3,222,000, $1,199,000, and $258,000 in 2000, 1999, and 1998 respectively.

   As of December 31, 2000, InterTrust maintained irrevocable standby letters of credit with one bank for the benefit of a vendor who supplies chips to InterTrust, and for the benefit of two lessors of Intertrust occupied office space, in the amounts of $500,000, $237,000 and $183,000, respectively.

7. STOCKHOLDERS' EQUITY (DEFICIT)

   In October 1999, InterTrust raised approximately $123.4 million, net of issuance costs, from an initial public offering of 14,950,000 shares of its common stock. In connection with the offering all of the then outstanding shares of Series A, B, C, D, and E preferred stock and Class A and B common stock were converted into common stock on a one-for-one basis.

   In April 2000, InterTrust sold 2,820,244 shares of common stock in an underwritten public offering. The common stock was sold to the public at a purchase price of $35 per share resulting in net proceeds of approximately $92.2 million, after underwriting discounts and offering expenses.

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

 1999 and 1995 Stock Option Plans

   Pursuant to the 1999 Equity Incentive Plan and 1995 Stock Option Plan ("plans"), incentive stock options may be granted at prices not less than the fair values as determined by the board of directors, while nonstatutory options granted under the plans are at prices not less than 85% of the fair values on the respective dates of the grant. Options expire after ten years. Options generally vest ratably over a period of no more than five years. The 1999 Equity Incentive Plan provides for an automatic annual increase to the plan by the lesser of 4% of the outstanding common stock at January 1 or 3,000,000 shares. At December 31, 2000, 905,236 options were available for further grant under the 1999 Equity Incentive Plan, and none were available under the 1995 stock option plan.

 Non-Plan Stock Options

   InterTrust's board of directors has granted to eligible participants nonqualified stock options to purchase shares of common stock. The options generally expire up to ten years after the date of grant or earlier if employment or relationship is terminated. The options generally become exercisable ratably over a period of no more than four years. In December 2000, the board of directors authorized options to acquire 5,000,000 shares of common stock. Of the additional authorized non-plan options, 1,903,000 options were granted in 2000.

 Employee Stock Purchase Plan

   The InterTrust Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Eligible employees may purchase common stock at

                      INTERTRUST TECHNOLOGIES CORPORATION

85% of the lesser of the fair market value of InterTrust's common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. The employee stock purchase plan provides for an automatic annual increase to the plan by the lesser of 2% of the outstanding common stock at January 1 or 700,000 shares. As of December 31, 2000, InterTrust had reserved 1.4 million shares of our common stock for issuance under this plan, and approximately 1.1 million shares remain available for future issuance.

   No purchase rights were granted prior to 2000. The weighted average fair value of the purchase rights granted in 2000 was $7.29.

 Non-Employee Directors Option Plan

   The InterTrust director's plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of InterTrust. A total of 700,000 shares of common stock have been reserved for issuance under the director's plan. The directors plan provides for an automatic annual increase to the plan at January 1 to restore the available shares to 700,000 shares. As of December 31, 2000, options to purchase 190,000 shares had been issued.

   Information about stock option activity is summarized as follows:

                                                                 Shares
                                                          ---------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                              Available   Outstanding   Price
                                              ----------  -----------  --------
Balance at December 31, 1997................     353,580  15,959,304    $ 0.54
  Shares authorized.........................   2,560,000         --        --
  Options granted...........................  (3,232,000)  3,232,000      2.64
  Options exercised.........................         --   (1,753,214)     0.46
  Options cancelled.........................     522,112    (522,112)     0.73
                                              ----------  ----------    ------
Balance at December 31, 1998................     203,692  16,915,978    $ 0.70
  Shares authorized.........................   6,524,056         --        --
  Options granted...........................  (5,830,658)  5,830,658      6.66
  Options exercised.........................         --   (6,368,706)     0.64
  Options cancelled.........................     828,848    (828,848)     1.16
  Options expired...........................    (637,338)        --        --
                                              ----------  ----------    ------
Balance at December 31, 1999................   1,088,600  15,549,082    $ 2.93
  Shares authorized.........................   8,000,000         --        --
  Options granted...........................  (6,533,754)  6,533,754     16.85
  Options exercised.........................         --   (4,326,578)     0.93
  Options cancelled.........................   1,865,852  (1,865,852)    12.13
  Options expired...........................    (530,462)        --        --
                                              ----------  ----------    ------
Balance at December 31, 2000................   3,890,236  15,890,406    $ 8.12
                                              ==========  ==========    ======
Exercisable and vested at December 31,
 2000.......................................               6,388,140
                                                          ==========
Shares of common stock subject to repurchase
 at December 31, 2000.......................                 158,334
                                                          ==========

   During 1998, InterTrust received a full recourse note receivable in the amount of approximately $319,000 from one of its officers upon his exercise of an option to purchase 640,000 shares of common stock. As of December 31, 2000, approximately 107,000 of these shares were subject to repurchase by InterTrust at the original exercise price.

                      INTERTRUST TECHNOLOGIES CORPORATION

The repurchase right lapses ratably over the 48-month vesting period of the underlying option. The note bears interest at 8% per annum and is secured by the related stock and general assets of the officer. The note and related interest are being forgiven over a period of four years of employment. InterTrust is recording compensation expense as the note is forgiven.

   During 2000, in connection with an option grant, InterTrust loaned one of its officers, in the form of a full recourse note receivable, $500,000 for the purpose of exercising 98,755 option shares. The shares will be subject to repurchase, which will lapse ratably over the 48-month vesting period of the underlying option shares. The note bears interest at 7% per annum and is secured by the related stock and general assets of the officer. $250,000 of the note and related interest are being forgiven over a period of two years of employment. InterTrust is recording compensation expense as the note is forgiven.


   The following table summarizes information about options at December 31, 2000:

                                                          Options
                 Options Outstanding                    Exercisable
   --------------------------------------------------------------------
                                 Weighted   Weighted           Weighted
                                  Average   Average            Average
      Range of                  Contractual Exercise           Exercise
  Exercise Prices      Shares      Life      Price    Shares    Price
  ---------------    ---------- ----------- -------- --------- --------
    $0.01 - $0.75     3,770,242    5.12      $ 0.59  3,200,987  $ 0.56
    $0.89 - $3.00     3,185,053    7.75      $ 1.74  1,442,938  $ 1.59
    $3.83 - $6.56     3,196,151    9.53      $ 5.20    456,666  $ 5.49
    $6.72 - $15.13    3,310,959    9.16      $10.50    877,422  $ 8.83
   $15.44 - $86.13    2,428,001    9.31      $28.81    508,882  $34.26
                     ----------                      ---------
        Total        15,890,406    8.02      $ 8.12  6,486,895  $ 4.89

 Stock-Based Compensation

   Prior to January 1, 2000, InterTrust recorded deferred stock compensation for the difference between the exercise prices of options granted to employees at their respective dates of grant and what was considered to be the fair values for accounting purposes of the shares of common stock subject to the options. These amounts are included as a reduction of stockholders' equity and are being amortized on a graded vesting method. The compensation expense of $3.3 million and $1.7 million during the years ended December 31, 2000 and 1999 relates to options awarded to employees in all operating expense categories. These amounts have not been separately allocated between operating expense categories.

   Pro forma information regarding net loss is required by FAS 123 as if InterTrust had accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model.

   The fair value of InterTrust's stock-based awards to employees was estimated assuming no expected dividend, a near-zero volatility as a non public company in 1998, and the following weighted average assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
Expected life in years........................................ 4.0   4.0   4.0
Risk-free interest rate....................................... 5.0%  5.3%  6.0%
Volatility.................................................... 1.6   0.5   0.0

                      INTERTRUST TECHNOLOGIES CORPORATION

   The weighted-average fair value of options granted during 2000, 1999, and 1998 was $14.05, $3.54, and $0.61 per share, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the vesting period of the award. InterTrust's pro forma information is as follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Pro forma net loss............................... $(87,428) $(34,481) $(21,115)
Pro forma basic and diluted net loss per share... $  (1.04) $  (0.85) $  (0.76)

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

   At December 31, 2000, common stock reserved for issuance was as follows:

Exercise of outstanding stock options................................ 15,890,406
Shares of common stock available for grant...........................  3,890,236
Employee stock purchase plan.........................................  1,092,007
Non employees directors option plan..................................    670,000
Exercise of warrants.................................................    706,008
                                                                      ----------
                                                                      22,248,657
                                                                      ==========

8. INCOME TAXES

   For the year ended December 31, 2000, InterTrust recorded a tax provision of $2,000. This provision represents foreign withholding taxes on license payments received during the year.

   The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% is primarily due to net operating losses not being benefited. For that reason, there is no provision for federal or state income taxes for the years ended December 31, 2000, 1999, and 1998.

                      INTERTRUST TECHNOLOGIES CORPORATION

   Significant components of InterTrust's deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Deferred tax assets:
  Net operating loss carryforwards.......................... $ 31,200  $ 20,300
  Capitalized research and development......................    1,800     1,300
  Research and development credit carryforwards.............    3,400     2,200
  Deferred revenue..........................................    7,900     5,200
  Other.....................................................       --       100
                                                             --------  --------
    Total deferred tax assets...............................   44,300    29,100
Valuation allowance.........................................  (44,300)  (29,100)
                                                             --------  --------
Net deferred tax assets..................................... $     --  $     --
                                                             ========  ========

   The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes InterTrust's historical operating performance and the reported cumulative net losses in all prior years, InterTrust has provided a full valuation allowance against its gross deferred tax assets.

   The valuation allowance increased by approximately $15.2 million and $10.6 million during the years ended December 31, 2000 and 1999, respectively. Approximately $1.1 million of the valuation allowance at December 31, 2000 relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

   As of December 31, 2000, InterTrust had federal and state net operating loss carryforwards of approximately $89.0 million and $15.5 million, respectively. InterTrust also had federal and state research and development tax credit carryforwards of approximately $2.2 million and $1.8 million, respectively. The federal and state net operating loss carryforwards expire in years 2001 through 2020, if not utilized. The federal research and development carryforwards expire in years 2008 through 2020, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                      INTERTRUST TECHNOLOGIES CORPORATION

9. NET LOSS PER SHARE

   The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Basic and diluted net loss per share:
  Numerator
    Net loss..................................... $(55,641) $(28,605) $(19,662)
                                                  ========  ========  ========
  Denominator
    Weighted average shares of common stock
     outstanding.................................   84,174    41,036    28,372
    Less weighted average shares subject to
     repurchase..................................     (158)     (610)     (440)
                                                  --------  --------  --------
    Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share..................   84,016    40,426    27,932
                                                  ========  ========  ========
Basic and diluted net loss per share............. $  (0.66) $  (0.71) $  (0.70)
                                                  ========  ========  ========

   If InterTrust had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share as well as the effect of approximately 6,955,295, 16,255,000 and 18,168,000 shares purchasable under outstanding options and warrants not included above for the years ended December 31, 2000, 1999, and 1998, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method.

10. RELATED PARTY TRANSACTIONS

   Under license agreements with two stockholders, InterTrust had received a total of $4,000,000 from nonrefundable license payments as of December 31, 2000. Of this amount, Intertrust recognized $519,000 of revenue in both 2000 and 1999.

   In August 2000, InterTrust assumed a $70,000 loan to one of our executive officers. The loan will be forgiven ratably over 29 months ending January 1, 2003. At December 31, 2000, the loan was included in other assets.

   In December 2000, InterTrust loaned $100,000 to a non-employee director of the company. The loan is in the form of a full-recourse note which accrues interest at the rate of 6.10% per year and is due in December 2001.

11. 401(k) PROFIT SHARING PLAN

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

12. SUBSEQUENT EVENTS (unaudited)

   In January 2001, InterTrust signed a purchase agreement with PublishOne Inc. ("PublishOne"), a developer of online publishing software solutions and distribution services for business information publishers. Prior to acquisition, InterTrust owned approximately 7.9% of PublishOne's stock. Under the terms of the purchase agreement, InterTrust acquired the remaining 92.1% of the shares of PublishOne in exchange for 976,423 shares of InterTrust common stock with an approximate fair value of $5 million and assumed all outstanding options of PublishOne, which were converted into options to purchase 1,155,221 shares of InterTrust common stock with an approximate fair value of $6 million. The transaction will be accounted for as a purchase with an estimated purchase price of $11 million. Additionally, the agreement includes contingent consideration of 473,577 shares to be issued upon PublishOne meeting certain milestones, as specified in the agreement. InterTrust is currently evaluating the acquisition, including the value of in-process research and development, in order to determine the allocation of the purchase price for accounting purposes.

   In January 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share to Nokia Corporation ("Nokia") for a total cash consideration of $20,000,000. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally per agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust Board of Directors.

                      INTERTRUST TECHNOLOGIES CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                           Balance at
                           Beginning                       Balance at End
                           of Period  Additions Reductions   of Period
                           ---------- --------- ---------- --------------
Allowance for doubtful
 accounts:
 Year Ended:
  December 31, 2000.......    $--       $198       $(20)        $178
  December 31, 1999.......    $--       $--        $--          $--

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Sixth Amended and Restated Certificate of Incorporation filed with the
         Secretary of State of Delaware on November 1, 1999--incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration
         Statement on Form S-1 (File No. 333-84033).

  3.2*** Amended and Restated Bylaws of the Registrant.

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

  4.4*   Form of Registration Rights under select Class A Common Stock Purchase
         Agreements.

  4.5*   Form of Series A Preferred Stock Registration Rights.

  4.6*   Form of Series B, C, D and E Preferred Stock Registration Rights.

  4.7*   Form of Registration Rights found in a Class B Non-Voting Common Stock
         Warrant.

  4.8    Stockholder Rights Agreement, by and between the Registrant and Nokia
         Finance International, B.V., dated January 31, 2001--incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed
         February 20, 2001.

 10.1* Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

 10.2*   1999 Equity Incentive Plan and forms of agreements thereunder

 10.3*   1999 Employee Stock Purchase Plan.

 10.4*   1999 Non-Employee Directors Option Plan.

 10.5    Lease between Mission West Properties, L.P. and the Registrant dated
         July 21, 1999--incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-
         84033).

 10.6+ Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August
         18, 1998--incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 10.7+ Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999-- incorporated herein by reference to Exhibit 10.13 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 10.8+ Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996-- incorporated herein by reference to Exhibit 10.14 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 10.9+ Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996-- incorporated herein by reference to Exhibit 10.15 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-84033).

 10.10 Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September
         7, 1999--incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 10.11 Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated
         August 18, 1998--incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-
         84033).

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.19**  Building Lease Agreement by and between First State Realty of
          America, Inc. and the Registrant dated January 24, 2000.

 10.20*** Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

 10.21    2000 Supplemental Option Plan.


 10.22    Full-Recourse Promissory Note dated December 7, 2000 from Bruce
          Fredrickson to the Company.

 21.1*    Subsidiaries of the Company.

 23.1     Consent of Ernst & Young LLP, independent auditors.

 24.1     Power of Attorney (See page 44).

- --------
  * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).

 ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-32484).

*** Incorporated herein by reference to the exhibit of the same number in the Registrant's Form 10-Q for the quarter ended September 30, 2000.

  + Confidential treatment requested.