Form 10-K/A
period 2000-12-31
INTERTRUST TECHNOLOGIES CORP
filed 2001-04-30
CIK 1089717

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

            4750 Patrick Henry Drive, Santa Clara, California 95054 (Address of principal executive offices, including ZIP code)

                                (408) 855-0100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.001

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $349 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 31, 2001, 93,516,968 shares of the registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                  FORM 10-K/A

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

 Item                                                                 Page No.
 ----                                                                 --------

                                 PART III

 10.  Directors and Executive Officers of the Registrant............      3
 11.  Executive Compensation and Related Information................      7
                 Security Ownership of Certain Beneficial Owners and
 12.  Management....................................................     13
 13.  Related Party Transactions....................................     14

      Signatures....................................................     15

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers and directors, and their ages and positions as of March 31, 2001, are as follows:

   Name                          Age                  Position
   ----                          ---                  --------
                                     Chairman of the Board and Chief Executive
   Victor Shear................   53 Officer

   David Ludvigson.............   50 President

   David C. Chance.............   44 Executive Vice Chairman

   Edmund J. Fish..............   38 Director and President, MetaTrust Utility

   Greg Wood...................   42 Chief Financial Officer

   David P. Maher..............   50 Chief Technology Officer

   Patrick P. Nguyen...........   34 Senior Vice President, Corporate
                                     Development

   Ronald Hankison.............   60 Senior Vice President and General Manager
                                     of Development and Technical Operations

   Talal Shamoon...............   37 Senior Vice President, Business
                                     Development

   Bruce Fredrickson...........   58 Director

   Satish K. Gupta.............   56 Director

   David Lockwood..............   41 Director

   Timo Ruikka.................   44 Director

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

   David Ludvigson has served as president of InterTrust since August 2000. Before joining InterTrust, Mr. Ludvigson served as chief operating officer of Matrix Pharmaceutical, Inc., a drug company, from November 1999 to August 2000 and as senior vice president and chief financial officer from September 1998 to November 1999. From February 1996 to June 1998, Mr. Ludvigson served as president and chief operating officer and as a member of the board of directors of NeTpower Inc., a computer workstation company. From October 1993 to February 1996 he was vice president and chief financial officer of IDEC Pharmaceuticals Corporation, a biotechnology company. Mr. Ludvigson received B.S. and M.A.S. degrees in accounting from the University of Illinois.

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

   Edmund J. Fish has served as a director and president, MetaTrust Utility of InterTrust since December 2000. From January 2000 to December 2000, Mr. Fish served as executive vice president and chief business officer of InterTrust. From June 1999 to January 2000, Mr. Fish served as senior operating officer and executive vice president, corporate development of InterTrust. From September 1995 to June 1999, Mr. Fish served as general counsel and vice president, corporate development of InterTrust. Before joining InterTrust, Mr. Fish practiced law in the Silicon Valley, Washington D.C. and New York offices of Weil, Gotshal & Manges, an international law firm, from August 1989 to August 1995. Mr. Fish received a B.S. in biomedical engineering from Marquette University and a J.D. from Wayne State University.

   Greg Wood has served as chief financial officer of InterTrust since November 2000. Before joining InterTrust, Mr. Wood served as chief financial officer of Network Computing Devices, a computer networking company, from August 1999 to November 2000. Mr. Wood also served as executive vice president and chief financial officer, from December 1998 to July 1999, and as chief financial officer, from July 1997 to November 1998, of Sutmyn Storage Corporation, a data storage company. Prior to joining Sutmyn, Mr. Wood served as senior vice president, finance and managing director, from April 1996 to June 1997, and as vice president and treasurer, from January 1990 to March 1996, of Memorex Telex NV, a supplier of computer networking products and services. Mr. Wood received a B.B.A. from the University of San Diego and a J.D. from the University of San Francisco. Mr. Wood is a certified public accountant.

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

   Ronald Hankison has served as senior vice president and general manager of development and technical operations of InterTrust since April 2000. Before joining InterTrust, Mr. Hankison served as a vice president of quality and customer satisfaction at Compaq Computer Corporation, a supplier of computing systems, from March 1998 to April 2000, and as a vice president of product development and marketing at Commercial Data Servers, Inc., also a computer systems company, from February 1997 to March 1998. From April 1995 to February 1997, Mr. Hankison served as a senior director of product engineering and as chief information officer of Taligent, Inc., a former subsidiary of IBM. Prior to joining Taligent, Mr. Hankison held a variety of high-end software development executive positions at IBM, including director of IBM System 390 Software Strategy, director, Kingston NY Programming Center, and director, ImagePlus Development.

   Talal Shamoon has served as senior vice president, business development and senior vice president, media of InterTrust since February 2000. From June 1999 to February 2000, Dr. Shamoon served as our vice president, corporate development and technology initiatives. From June 1997 to June 1999, Dr. Shamoon served as a member of the research staff of STARLab. Before joining InterTrust, from October 1994 to June 1997, Dr. Shamoon worked for NEC Research Institute, an advanced research facility of NEC focused on computer science and physics, where he focused on multimedia security, signal processing and data compression. Dr. Shamoon received B.S., M. Eng and Ph.D degrees in electrical engineering from Cornell University.

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

   David Lockwood has served as a director of InterTrust since October 2000. Mr. Lockwood has been the managing partner of Reuters Greenhouse Fund, a venture capital firm, since January 2000. Prior to joining Reuters Greenhouse Fund, Mr. Lockwood spent 10 years at Goldman, Sachs & Co., most recently as a managing director. Mr. Lockwood also serves on the boards of directors of Epoch, Logicworx, Forbes, @themoment, Aurigin Systems, Moreover and Zeroknowledge, and is the chairman of the board of Venture One. Mr. Lockwood received a B.A. from Miami University and an M.B.A. from the University of Chicago.

   Timo Ruikka has served as a director of InterTrust since March 2001. Mr. Ruikka has been a vice president of external affairs of Nokia Inc., an electronics and communications network equipment company and a subsidiary of Nokia Corporation, since April 1999. From January 1988 to March 1999, Mr. Ruikka served as a senior vice president of Nokia Corporation. Mr. Ruikka has a degree from Turku University in Finland. Mr. Ruikka was nominated by Nokia Corporation to serve as a director of InterTrust in connection with an investment by Nokia Finance International B.V. in InterTrust.

Board of Directors Meetings and Committees

   During the fiscal year ended December 31, 2000, the Board of Directors held twenty (20) meetings and never acted by written consent in lieu of a meeting. For the fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and
(ii) the total number of meetings held by all committees of the Board of Directors on which each such director served. The Board of Directors has
(2) standing committees: the Audit Committee and the Compensation Committee.

   The Audit Committee was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's accountants, the scope of the annual audits, fees to be paid to the Company's accountants, the performance of the Company's accountants and the accounting practices of the Company. The members of the Audit Committee are Messrs. Fredrickson and Gupta. During the fiscal year ended December 31, 2000, the Audit Committee of the Board of Directors held 4 meetings.

   The Compensation Committee was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The Compensation Committee reviews the performance of the executive officers of the Company, establishes compensation programs for the officers, and reviews the compensation programs for other key employees, including salary and cash bonus levels and option grants under the 1995 Stock Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan. The members of the Compensation Committee are Messrs. Fredrickson and Gupta. During the fiscal year ended December 31, 2000, the Compensation Committee of the Board of Directors held nine (9) meetings.

Compensation of Directors

   Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

   Non-employee directors are eligible to receive options under the Company's 1999 Non-Employee Directors Option Plan ("Directors Plan"). Each individual who first joins the Company's Board of Directors as a non-employee director after the effective date of the Company's initial public offering will receive at that time a fully vested option for 30,000 shares of the Company's common stock. In addition, at each of the Company's annual stockholders' meetings, beginning in 2000, each non-employee director who will continue to be a director after that meeting will automatically be granted at that meeting a fully vested option for 10,000 shares of the Company's common stock. However, any non-employee director who receives an option for 30,000 shares under this Directors Plan will first become eligible to receive the annual option for 10,000 shares at the annual meeting that occurs during the calendar year following the year in which he received the option for 30,000 shares. Pursuant to the terms of the Directors Plan in effect at that time, on September 26, 2000 automatic grants of options to purchase 10,000 shares of Common Stock were made to each of Messrs. Fredrickson and Gupta at an exercise price of $13.313 per share.

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

   In addition, Messrs. Fredrickson and Gupta, two of the Company's non-employee directors, have each received an option for 160,000 shares of common stock at an exercise price of $0.3125 per share and an option for 30,000 shares of common stock at an exercise price per share of $7.00. In March 2000, the Company also granted an option to purchase 40,000 shares of common stock at an exercise price of $82.50 per share to each of Messrs. Fredrickson and Gupta.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of
Section 16(a) reports that the Company received from such persons for their 2000 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten percent (10%) stockholders, except that (i) Duncan Davidson, a former executive officer of the Company, filed an amendment to a Form 4 in May 2000 that was originally filed in March 2000 that disclosed one transaction, (ii) Erwin Lenowitz, a former executive officer of the Company, filed a Form 4 for June 2000 in mid-July that disclosed two transactions, (iii) Bruce Fredrickson filed a Form 4 disclosing nine transactions that took place in October 2000 in April 2001, and (iv) Talal Shamoon filed a Form 3 after becoming a Section 16 officer in August 2000 in April 2001.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation of Executive Officers

   The following table presents information about compensation paid by the Company in 2000 for services by the Company's chief executive officer, the Company's four other highest-paid executive officers who were officers as of the end of fiscal year 2000, and one officer who ceased employment during the year (collectively the "Named Executive Officers") whose total salary and bonus for the fiscal year exceeded $100,000:

                          Summary Compensation Table

                                                                      Long-Term
                                                                     Compensation
                                                                        Awards
                                                                     ------------
                                        Annual Compensation           Number of
                               -------------------------------------  Securities
   Name and Principal                                 Other Annual    Underlying
        Position          Year Salary ($) Bonus ($) Compensation ($) Options (#)
   ------------------     ---- ---------- --------- ---------------- ------------
Victor Shear............  2000  $249,375       --       $59,530(1)         --
 Chairman of the Board
  and                     1999   175,000       --        38,528(2)         --
 Chief Executive Officer  1998   175,000       --           --             --

Edmund J. Fish..........  2000   222,500       --           --         125,000
 Director and President,  1999   180,000   200,000          --             --
 MetaTrust Utility        1998   169,751       --           --          80,000

Ronald Hankison (3).....  2000   176,282       --           --         325,000
 Senior Vice President
  and                     1999       --        --           --             --
 General Manager of
 Development and
 Technical Operations     1998       --        --           --             --

David Maher (4).........  2000   220,000       --           --             --
 Chief Technology
  Officer                 1999   138,590       --           --         240,000
                          1998       --        --           --             --

Patrick Nguyen..........  2000   183,650       --           --          80,000
 Senior Vice President,   1999   162,400       --           --          40,000
 Corporate Development    1998    94,533       --           --         480,000

Duncan M. Davidson (5)..  2000   220,000       --           --             --
 Former Senior Vice
  President,              1999   226,667       --           --             --
 Business Development     1998   210,000       --           --             --

--------
(1) Represents $47,895 in rental payments and $11,635 in leased car payments.

(2) Represents $24,568 in rental payments and $13,960 in leased car payments.

(3) Mr. Hankinson commenced employment with the Company in April 2000.

(4) Mr. Maher commenced employment with the Company in June 1999.

(5) Mr. Davidson resigned his position as Senior Vice President, Business Development in December 2000.

Option Grants in Last Fiscal Year

   The following table contains information concerning the stock option grants made to each of the Named Executive Officers for 2000. No stock appreciation rights were granted to these individuals during such year.

                                        Individual Grants(1)
                         -----------------------------------------------------
                                                                                    Potential
                                                                               Realizable Value at
                                                                                     Assumed
                                                                                 Annual Rates of
                                                                                      Stock
                         Number of      % of Total                             Price Appreciation
                         Securities      Options                                   for Option
                         Underlying     Granted to   Exercise Price                Term($)(4)
                          Options      Employees In       Per       Expiration -------------------
          Name           Granted(#)   Fiscal Year(2) Share($/sh)(3)    Date       5%        10%
          ----           ----------   -------------- -------------- ---------- --------- ---------
Victor Shear............       --           --              --            --         --        --
Edmund J. Fish..........  125,000(5)       1.9%         $17.75        5/31/10  1,395,360 3,563,116
Ronald Hankison.........  200,000(5)       3.0           25.875       4/17/10  3,254,530 8,247,617
                          125,000(6)       1.9            5.063      10/12/10    398,012 1,008,640
David Maher.............       --           --              --            --         --        --
Patrick Nguyen..........   40,000(5)       0.6           25.875       4/17/10    650,906 1,649,523
                           40,000(7)       0.6           17.75        5/31/10    446,515 1,131,557
Duncan Davidson.........       --           --              --            --         --        --

--------
(1) The plan administrator has the discretionary authority to re-price the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the re-grant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Under each of the options, the option shares will vest upon acquisition of the Company by merger or asset sale, unless the acquiring entity or its parent corporation assumes the outstanding options.

(2) Based on a total of 6,533,754 option shares granted to the Company's employees during 2000.

(3) The exercise price was equal to the fair market value of the Company's Common Stock, based on the closing price of the Common Stock on the Nasdaq Stock Market, on the date of grant. The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares or through a margin loan procedure involving a loan secured by the purchased shares with the proceeds of the loan used to pay the Company the exercise price for the purchased shares. The Company may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

(4) The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed according to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of the Company's stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

(5) The option becomes exercisable in a series of equal monthly installment over a period of 48 months from the vesting commencement date.

(6) The option becomes exercisable in a series of equal monthly installment over a period of 24 months from the vesting commencement date.

(7) The option becomes exercisable as to 12.5% of the option shares after six months from the vesting commencement date and the remainder in a series of equal monthly installments over a period of 42 months thereafter.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The table below presents for the Company's Named Executive Officers any options exercised during 2000 and the value realized from that exercise. It also presents the number and value of shares underlying unexercised options that were held by these Named Executive Officers as of December 31, 2000. No stock appreciation rights were exercised by these Named Executive Officers in 2000, and no stock appreciation rights were outstanding at the end of that year.

   The figures in the value of unexercised in-the-money options at fiscal year-end column are based on the fair market value of the Company's common stock at the end of 2000, less the exercise price payable for these shares. The fair market value for the Company's common stock at the end of 2000 was $3.375 per share.

                                                          Number of Securities
                                                         Underlying Unexercised      Value of Exercised
                                                               Options at           In-the-Money Options
                            Number of                        Fiscal Year End       At Fiscal Year End ($)
                         Shares Acquired                ------------------------- -------------------------
          Name             On Exercise   Value Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           --------------- -------------- ----------- ------------- ----------- -------------
Victor Shear............        --               --           --           --           --           --
Edmund Fish.............        --               --       149,897      145,105     $324,587     $ 67,293
Ronald Hankison.........        --               --        43,749      281,251          --           --
David Maher.............      4,500          144,788       76,750      155,000          --           --
Patrick Nguyen..........     13,334          411,687      139,999      273,335      267,500      420,000
Duncan Davidson.........     66,666        2,193,312       26,667       46,667       70,001      122,501

Employment Agreements, Change of Control Arrangements and Severance Agreements

   None of the Company's executive officers have employment agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

   Duncan M. Davidson, previously the Company's senior vice president, business development, has received options for 640,000 shares that provide that upon a change in control transaction, the vesting of the options will accelerate and 100% of the then unvested option shares will become vested. The Company entered into a termination and severance agreement on March 1, 2001 with Duncan Davidson. The agreement provided that Mr. Davidson would receive $100 and that the vesting of his nonstatutory option granted in 1997 would accelerate as to 33,334 shares. In return for his severance benefits, Mr. Davidson agreed to comply with certain confidentiality provisions and entered into a release of all claims against the Company. Edmund J. Fish, the Company's president, MetaTrust Utility has received option grants for 86,667 shares that provide that upon a change in control transaction, the vesting of the option will accelerate and 100% of the then unvested option shares will become vested.

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

                         COMPENSATION COMMITTEE REPORT

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

   For the 2000 fiscal year, the process utilized by the Compensation Committee in determining executive officer compensation levels was based on the subjective judgment of the Compensation Committee. Among the factors considered by the Compensation Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Compensation Committee made the final compensation decisions concerning such officers.

   General Compensation Policy. The Compensation Committee's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Compensation Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) discretionary cash bonus and (iii) long-term stock-based incentive awards.

   Base Salary. The base salary for each executive officer is set on the basis of general market levels and personal performance. Each individual's base pay is positioned relative to the total compensation package, including cash incentives and long-term incentives.

   Annual Cash Bonuses. Each executive officer is eligible for a cash bonus at the discretion of the Compensation Committee. The Compensation Committee considers performance targets established at the start of the fiscal year and personal objectives established for each executive. Actual bonuses paid reflect an individual's accomplishment of both corporate and functional objectives.

   Long-Term Incentive Compensation. During fiscal 2000, the Compensation Committee, in its discretion, did not make option grants to any of its executive officers other than the initial option grants made to Mr. Hankison in connection with the commencement of his employment and smaller grants made to Messrs. Fish and Nguyen in consideration of superior performance during the prior year. Generally, a significant grant is made in the year that an officer commences employment and no grant is made in the second year. Thereafter, option grants may be made at varying times and in varying amounts in the discretion of the Compensation Committee. Generally, the size of each grant is set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position with the Company, the individual's potential for future responsibility and promotion, the individual's performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee's discretion.

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

   CEO Compensation. The annual base salary for Mr. Shear, the Company's chairman of the board and CEO, was established by the Committee on January 27, 2000 for the period January 1 to December 31, 2000. The Committee's decision was made primarily on the basis of the Committee's subjective evaluation of Mr. Shear's personal performance of his duties as measured by the Company's performance. The remaining cash components of the CEO's 2000 fiscal year incentive compensation were entirely dependent upon financial performance and a measure of individual objectives and provided no dollar guarantees. No bonus was paid to the CEO for the fiscal year 2000.

   Tax Limitation. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under the Company's 1999 Equity Incentive Plan on the maximum number of shares of common stock for which any one participant may be granted stock options per fiscal year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1999 Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the 2000 fiscal year will exceed the $1 million limit per officer, the Compensation Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                          Compensation Committee

                                          Bruce Fredrickson
                                          Satish K. Gupta

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Company's Board of Directors was created on July 22, 1999 and became effective on the effective date of the Company's initial public offering of its securities, October 26, 1999. The members of the Compensation Committee are Messrs. Fredrickson and Gupta. Neither of these individuals was at any time during 2000, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                            STOCK PERFORMANCE GRAPH

   The graph set forth below compares the cumulative total stockholder return on the Company's common stock between October 27, 1999 (the date the Company's common stock commenced public trading) and December 31, 2000 with the cumulative total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Stock Market-U.S. Index") and (ii) the J.P. Morgan H&Q Internet 100 Index (the "Internet Index") over the same period. This graph assumes the investment of $100.00 on October 27, 1999, in the Company's common stock, the Nasdaq Stock Market-U.S. Index and the Internet Index and assumes the reinvestment of dividends, if any.

   The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's common stock.

      Comparison of Cumulative Total Return Among InterTrust Technologies Corporation, the Nasdaq Stock Market-U.S. Index and the J.P. Morgan H&Q
                               Internet 100 Index

                             [GRAPH APPEARS HERE]

                                            Nasdaq
Measurement Period                          Composite
(Fiscal Year Covered)        MPLX           Index        Peer Group
-------------------          ----------     ---------    ----------
Measurement Pt-
11/19/99                     $100           $100         $100
FYE 12/31/99                 $523           $121         $155
FYE 03/31/00                 $433           $136         $ 97
FYE 06/30/00                 $161           $118         $ 43
FYE 09/30/00                 $ 34           $109         $ 34
FYE 12/31/00                 $  7           $ 73         $ 12


   The Company effected its initial public offering of common stock on October 26, 1999 at a price of $9.00 per share. The graph above, however, commences with the closing price of $27.188 per share on October 27, 1999--the date the Company's common stock commenced public trading.

   Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this filing or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 31, 2001, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of common stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                          Shares Beneficially
                                                              Owned(1)(2)
                                                         ---------------------
                                                         Number of  Percentage
                Name of Beneficial Owner                   Shares    of Total
                ------------------------                 ---------  ----------
Victor Shear............................................ 15,103,096    16.2%
Edmund J. Fish(3).......................................    601,292     *
Duncan Davidson.........................................    600,000     *
Satish K. Gupta(4)......................................    353,333     *
Patrick Nguyen(5).......................................    330,865     *
David C. Chance(6)......................................    318,566     *
Bruce Fredrickson(7)....................................    251,933     *
David Maher(8)..........................................    109,407     *
Ronald Hankison(9)......................................     92,706     *
David Lockwood..........................................     30,000     *
Timo Ruikka.............................................     30,000     *
All current directors and executive officers as a group
 (13 persons)(10)....................................... 17,658,677    18.5%

--------
  * Less than 1%

 (1) Percentage ownership is based on 93,516,968 shares of common stock outstanding on March 31, 2001.

 (2) Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o InterTrust Technologies Corporation, 4750 Patrick Henry Drive, Santa Clara, CA 95054.

 (3) Includes 178,854 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (4) Includes 188,333 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (5) Includes 205,830 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (6) Includes 316,666 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (7) Includes 188,333 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (8) Includes 104,457 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (9) Includes 92,706 shares subject to options that are exercisable within 60 days of March 31, 2001.

(10) Includes 1,705,258 shares subject to options that are exercisable within 60 days of March 31, 2001 and the shares described in Notes 3 through 9.

ITEM 13. RELATED PARTY TRANSACTIONS

   Since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described where required in Employment Contracts and Change in Control Arrangements and (ii) the transactions described below.

   Options to Purchase Common Stock. In March 2000, the Company granted options to purchase 40,000 shares of common stock at an exercise price of $82.50 to each of Bruce Fredrickson and Satish Gupta. Messrs. Fredrickson and Gupta are members of the Company's board of directors. In April 2000, the Company granted options to purchase 200,000 and 40,000 shares of common stock at an exercise price of $25.88 to Ron Hankison and Talal Shamoon, respectively, two of the Company's executive officers. In May 2000, the Company granted an option to purchase 125,000 shares of common stock at an exercise price of $17.75 to Edmund J. Fish, one of the Company's executive officers. In May 2000, the Company granted an option to purchase 40,000 shares of common stock at an exercise price of $17.75 to Patrick P. Nguyen, one of the Company's executive officers. In August 2000, the Company granted an option to purchase 1,000,000 shares of common stock at an exercise price of $15.00 to David Ludvigson, one of the Company's executive officers. In November 2000, the Company granted an option to purchase 360,000 shares of common stock at an exercise price of $5.25 to Greg Wood, one of the Company's executive officers. In December 2000, the Company granted an option to purchase 60,000 shares of common stock at an exercise price of $5.25 to Talal Shamoon, one of the Company's executive officers.

   Assumption of Loan of Executive Officer. In August 2000, the Company agreed to assume a $70,000 loan of David Ludvigson, one of the Company's executive officers. The loan will be forgiven as follows: $12,000 on January 1, 2001; $29,000 on January 1, 2002; and $29,000 on January 1, 2003.

   Payment to Entity Affiliated with Director. On October 1, 2000, the Company paid $230,000 to Tactical Marketing Ventures LLC for consulting services rendered to the Company. Bruce Fredrickson, one the Company's directors, is the president of Tactical Marketing Ventures LLC.

   Loan to Director. In December 2000, the Company loaned $100,000 to Bruce Fredrickson, one of its directors, under a full-recourse promissory note dated December 7, 2000. The note accrues interest at the rate of 6.10% per year and has a one-year term.

   The Company's certificate of incorporation limits the liability of directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

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

                                           INTERTRUST TECHNOLOGIES CORPORATION
                                                      (Registrant)

April 30, 2001
                                                    /s/ Victor Shear
                                          By: _________________________________
                                                        Victor Shear
                                                 Chairman of the Board and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Victor Shear             Chairman of the Board and     April 30, 2001
____________________________________  Chief Executive Officer
            Victor Shear              (Principal Executive
                                      Officer)

             Greg Wood*              Chief Financial Officer
____________________________________  (Principal Financial and
             Greg Wood                Accounting Officer)

       /s/ Edmund J. Fish            Director and President,       April 30, 2001
____________________________________  MetaTrust Utility
           Edmund J. Fish

         Bruce Fredrickson*          Director
____________________________________
         Bruce Fredrickson

          Satish K. Gupta*           Director
____________________________________
          Satish K. Gupta

          David Lockwood*            Director
____________________________________
           David Lockwood
       */s/ Victor Shear                                           April 30, 2001
____________________________________
            Victor Shear
          Attorney-in-Fact

      */s/ Edmund J. Fish                                          April 30, 2001
____________________________________
           Edmund J. Fish
          Attorney-in-Fact