Form 10-Q
period 2001-03-31
INTERTRUST TECHNOLOGIES CORP
filed 2001-05-15
CIK 1089717

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

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes    X    No ___, and (2)  has
                                                   ------
been subject to such filing requirements for the past 90 days.  Yes  X   No ___.
                                                                    ----

     The number of shares outstanding of the Registrant's Common Stock as of May 15, 2001 was 93,887,083.


================================================================================

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     -------
Part I.  Financial Information                                            3

Item 1.   Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000                            3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000                      4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                      5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Qualitative and Quantitative Disclosures About Market Risk     22

Part II. Other Information                                               23

Item 1.   Legal Proceedings                                              23

Item 2.   Changes in Securities and Use of Proceeds                      23

Item 3.   Defaults Upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              24

Item 6.   Exhibits and Reports on Form 8-K                               24

Exhibit Index                                                            24

Signature                                                                26

PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements


                                INTERTRUST TECHNOLOGIES CORPORATION

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands, except per share data)

                                                                  March 31,             December 31,
                                                                     2001                   2000
                                                                     ----                   ----
                                                                 (unaudited)             (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                                      $  23,513              $  23,811
    Short-term investments                                           124,625                134,707
    Accounts receivable, net of allowance of $1,029
     in 2001 and $178 in 2000                                          3,126                  3,928
    Other current assets                                               3,509                  2,771
                                                                   ---------             ----------
    Total current assets                                             154,773                165,217
    Property and equipment, net                                       10,950                  8,919
    Restricted long-term investment                                      944                    944
    Long-term investments                                             26,766                 16,783
    Goodwill and other intangible assets, net                         39,216                 29,453
    Other assets                                                       5,914                  5,557
                                                                   ---------             ----------
                                                                   $ 238,563              $ 226,873
                                                                   =========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                               $   2,089              $   2,728
    Accrued compensation                                               2,955                  2,155
    Other accrued liabilities                                          3,378                  1,110
    Deferred revenue                                                   4,536                  5,915
                                                                   ---------             ----------
    Total current liabilities                                         12,958                 11,908
Deferred revenue--long-term portion                                    7,948                  7,617
Other long-term liabilities                                            2,008                     --
                                                                   ---------             ----------
Commitments                                                               --                     --

Stockholders' equity:
    Common stock, $0.001 par value, 120,000,000
     authorized 93,670,545 and 79,216,996 issued
     and outstanding at March 31, 2001 and 2000                          119                     88
    Additional paid-in capital                                       372,635                340,380
    Deferred stock compensation                                       (5,873)                (3,274)
    Notes receivable from stockholders                                  (475)                  (516)
    Accumulated other comprehensive income                               544                    376
    Accumulated deficit                                             (151,301)              (129,706)
                                                                   ---------   --------------------
    Total stockholders' equity                                       215,649                207,348
                                                                   ---------   --------------------
                                                                   $ 238,563              $ 226,873
                                                                   =========   ====================

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                 Three Months Ended March 31,
                                                            -------------------------------------
                                                             2001                            2000
                                                             ----                            ----
Revenues:
   Licenses                                                $  1,387                      $    687
   Software support and training                                730                           660
   Services                                                     276                             -
   Hardware                                                      12                             -
                                                           --------                      --------
       Total revenues                                         2,405                         1,347

Cost of revenues:
   Licenses                                                     137                           103
   Software support and training                                438                           147
   Services                                                   1,915                           643
   Hardware                                                     417                             -
                                                           --------                      --------
       Total cost of revenues                                 2,907                           893
                                                           --------                      --------
Gross (loss) profit                                            (502)                          454

Operating costs and expenses:
   Research and development                                   9,391                         5,201
   Sales and marketing                                        7,610                         3,657
   General and administrative                                 3,946                         2,228
   Purchased in-process research and development                  -                         6,100
   Amortization of goodwill and other intangible assets       2,193                             -
   Amortization of deferred compensation                        723                         1,006
                                                           --------                      --------
       Total operating costs and expenses                    23,863                        18,192
                                                           --------                      --------

Loss from operations                                        (24,365)                      (17,738)
Interest and other income, net                                2,770                         2,112
                                                           --------                      --------
Net loss                                                   $(21,595)                     $(15,626)
                                                           ========                      ========

Basic and diluted net loss per share                       $  (0.24)                     $  (0.20)
                                                           ========                      ========
Shares used in computing basic and diluted net loss
 per share                                                   91,485                        78,931
                                                           ========                      ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                             Three Months Ended March 31,
                                                                           -------------------------------
                                                                              2001                  2000
                                                                              ----                  ----
Operating activities
Net loss                                                                   $(21,595)              $(15,626)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization of property and equipment                    824                    380
     Amortization of goodwill and other intangible assets                     2,331                      -
     Amortization of deferred stock compensation                                723                  1,026
     Compensation expense related to forgiveness of notes
      receivable from stockholders                                               41                      -
     Gain from sales of long-term investments                                   (93)                     -
     Purchased in-process research and development                                -                  6,100
     Changes in operating assets and liabilities
          Accounts receivable                                                   807                  1,322
          Other current assets                                                 (586)                (1,044)
          Accounts payable                                                   (1,019)                   286
          Accrued compensation                                                  800                     (7)
          Other accrued liabilities                                            (301)                   975
          Deferred revenue                                                   (1,048)                  (336)
                                                                           --------               --------
Net cash used in operating activities                                       (19,116)                (6,924)

Investing activities
     Capital expenditures                                                    (1,887)                (1,052)
     Business acquisition, net of cash acquired                                  53                      -
     Purchases of short-term investments                                    (24,051)               (25,270)
     Sales and maturities of short-term investments                          34,300                 40,855
     Purchases of long-term investments                                     (34,448)               (19,591)
     Sales and maturities of long-term investments                           24,559                      -
     Issuance of note receivable                                               (435)                     -
     Other noncurrent assets, net                                               (58)                  (379)
                                                                           --------               --------
Net cash used in investing activities                                        (1,967)                (5,437)

Financing activities
     Proceeds from issuance of common stock, net                             19,963                    876
     Proceeds from  exercise of stock options and warrants                      822                      -
                                                                           --------               --------
Net cash provided by financing activities                                    20,785                    876

Net decrease in cash and cash equivalents                                      (298)               (11,485)
Cash and cash equivalents at beginning of period                             23,811                 98,286
                                                                           --------               --------
Cash and cash equivalents at end of period                                 $ 23,513               $ 86,801
                                                                           ========               ========

Supplemental schedule of noncash investing and financing
 activities:
     Purchase of Publish One
          Issuance of common stock and options                             $ 11,501               $      -
                                                                           ========               ========
          Tangible assets acquired, net of cash received                   $  1,529               $      -
                                                                           ========               ========
          Goodwill and other intangible assets acquired                    $ 11,988               $      -
                                                                           ========               ========
          Liability assumed                                                $  5,392               $      -
                                                                           ========               ========
          Deferred stock compensation                                      $  3,323               $      -
                                                                           ========               ========

     Purchase of Infinite Ink
          Issuance of common stock                                         $      -               $ 24,516
                                                                           ========               ========
          Assets acquired                                                  $      -               $     18
                                                                           ========               ========
          Liabilities assumed                                              $      -               $     17
                                                                           ========               ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (the "Annual Report"). Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                           ---------------------------------------
                                                                   2001                  2000
                                                           -----------------      ----------------

Net loss                                                            $(21,595)             $(15,626)
                                                           =================      ================

Basic and diluted:
 Weighted-average shares of common stock outstanding                  91,553                79,468
 Less weighted-average shares subject to repurchase                      (68)                 (537)
                                                           -----------------      ----------------

 Weighted-average shares used in computing basic and                  91,485                78,931
  diluted net loss per common share
                                                           -----------------      ----------------

   Basic and diluted net loss per common share                      $  (0.24)             $  (0.21)
                                                           =================      ================

     We excluded all outstanding convertible preferred stock, warrants, and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 5,116,000 and 15,507,000 for the three months March 31, 2001 and 2000, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 18%, 19% and 9% of total revenues in the first quarter of 2001. Three customers accounted for 28%, 22%, and 20% of total revenues in the first quarter of 2000. International revenues accounted for 54% of total revenues for the first three months of 2001 and 57% of the revenues for the comparable period of 2000.

Recent Accounting Pronouncements

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS 133 did not have a material impact on our financial position or results or operations.

2.  BUSINESS COMBINATIONS

     On January 30, 2001, the Company acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne, Inc. ("PublishOne"), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, the Company owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,00 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of March 31, 2001, no milestones have been met.

     The Company allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

               Tangible assets          $ 1,581
               Purchased technology       1,671
               Acquired workforce         1,452
               Other intangible assets      610
               Deferred compensation      3,323
               Goodwill                   8,255
                                        -------
                                        $16,892

     Goodwill, purchased technology and other intangibles are being amortized on a straight-line basis over four years. The acquired workforce is being amortized on a straight-line basis over two years.

     The fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by PublishOne employees was allocated to deferred stock compensation. The deferred stock compensation will be amortized to compensation expense over the remaining vesting term using a graded method.

     The following pro forma data summarizes the results of operations for the periods indicated as if PublishOne had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. Prior to the acquisition, PublishOne was a customer of InterTrust. The pro forma amounts exclude revenues and expenses recognized in transactions between PublishOne and InterTrust. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

     Pro forma results for the three months ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                              Three Months Ended
                                              ------------------
                                                  March 31,
                                                  ---------
                                             2001            2000
                                             ----            ----
Revenues                                       2,408           1,322
Net loss                                    $(22,509)       $(16,504)
Net loss per share - basic and diluted      $  (0.25)       $  (0.21)

3.   SALE OF SECURITIES

     In January 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share to Nokia Finance International B.V, a subsidiary of Nokia Corporation ("Nokia"), for total cash consideration of $20,000,000. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally per agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust Board of Directors.

4.   COMPREHENSIVE INCOME

     Total comprehensive income was $168,000 and $355,000 for the three months ended March 31, 2001 and 2000, respectively.

5.   SUBSEQUENT EVENTS

     On April 30, 2001, we announced plans to reduce our current operating expense levels by approximately 15%. The plan provides for the reduction of about 50 employees and reductions in other discretionary spending. The company will record a restructuring charge in the quarter ending June 30, 2001.

     On April 26, 2001, we filed a patent infringement complaint against Microsoft Corporation in the United States District Court for the Northern District of California. In the complaint, we have alleged that certain of Microsoft's products infringe our United States Patent No. 6,185,683 and we are seeking an injunction in addition to monetary damages.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. InterTrust's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. All forward-looking statements in this document are based on information available to InterTrust as of the date hereof and InterTrust assumes no obligation to update any such forward-looking statements.

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

  We license our DRM platform and software to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive our revenues from initial license fees, associated software support and training services, TrustNet clearinghouse services and professional services. Our license agreements also generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. Within the next several years, we anticipate that a significant portion of our revenues will be derived primarily from transaction fees and from license fees associated with the license of products that we are developing. Any future transaction fees are dependent on the success of our licensees and their customers in commercially deploying services and applications.

  We have four basic types of license agreements: commerce service licenses, business licenses, applications licenses and hardware licenses. These agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread use of our technology, through March 31, 2001, we have on four occasions received initial license fees for our Commerce software in the form of minority equity positions in the licensees. Additionally, on five occasions we received initial license fees in the form of convertible promissory notes. In the future, we may enter into other equity payment arrangements.

  Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified custom development deliverable and do not have vendor specific objective evidence of fair value of the specified deliverable, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified deliverable, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At March 31, 2001, we had approximately $12.5 million of deferred license revenue that will be recognized in future periods.

  Through March 31, 2001, on four occasions we received license fees in the form of minority equity positions in non-public entities. On five occasions we received license fees in the form of convertible promissory notes from non-public entities in exchange for technology licenses. One of these convertible promissory notes was already converted into 125,000 shares of common stock, which we believe represented approximately 1% of the outstanding shares of the licensee as of the conversion date. Because the entities were recently formed, privately held companies, and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity or sufficient evidence of the fair value of the convertible promissory notes and collectibility was not probable, InterTrust did not record revenue or deferred revenue from the license fees. InterTrust is obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a one to two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to any licensee for the development of the licensee's software.

  Our license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our technology. Transactions involving the use of our technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees, which are included in deferred revenue as of March 31, 2001. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any material transaction fees from commercial transactions or services, or sales of products.

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

  PricewaterhouseCoopers, National Computer Systems of Singapore, and Magex accounted for 18%, 19% and 8% of total revenues respectively, for the three months ended March 31, 2001. PricewaterhouseCoopers, National Computer Systems of Singapore, and Bertelsmann accounted for 28%, 22%, and 20% of total revenues, respectively, in the comparable period for 2000. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

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

     On January 30, 2001, the Company acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne, Inc. ("PublishOne"), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, the Company owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,00 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of March 31, 2001, no milestones have been met.

     The Company allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

               Tangible assets          $ 1,581
               Purchased technology       1,671
               Acquired workforce         1,452
               Other intangible assets      610
               Deferred compensation      3,323
               Goodwill                   8,255
                                        -------
                                        $16,892

     Goodwill, purchased technology and other intangibles are being amortized on a straight-line basis over four years. The acquired workforce is being amortized on a straight-line basis over two years.

     The fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was allocated to deferred stock compensation. The deferred stock compensation will be amortized to compensation expense over the remaining vesting term using a graded method.

Results of Operations

Revenues

     Total revenues increased to approximately $2.4 million in the three months ended March 31, 2001 from approximately $1.3 million in the comparable period of 2000.

     License revenues were approximately $1.4 million or 58% of total revenues for the three months ended March 31, 2001 as compared to $687,000 or 51% of total revenues in the three months ended March 31, 2000, and represent the amortization of deferred license fees. This increase was due to license fees fromnew licensing agreements.

     Revenue from software support and training increased to $730,000 in the three months ended March 31, 2001 from approximately $660,000 in the three months ended March 31, 2000. This increase was due to support and training fees from new support agreements. Software support and training services accounted for 30% and 49% of total revenues in the three months ended March 31, 2001 and 2000, respectively.

     Services revenues were approximately $276,000 for the three months ended March 31, 2001, and no services revenues were recognized in the three months ended March 31, 2000. Services revenues represents monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. Services revenues accounted for 11% of total revenues in the three months ended March 31, 2001.

     Hardware revenue was approximately $12,000 for the three months ended March 31, 2001. This revenue was the result from chips sold to one customer under the terms of a short-term purchase agreement to provide chips for testing and trial production. No hardware revenue was recognized in the three months ended March 31, 2000.

Cost of Revenues

     Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and purchased technology. Cost of license revenue was approximately $137,000 during the three months ended March 31, 2001 and approximately $103,000 in the three months ended March 31, 2000. Cost of license revenue is expected to fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

     Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both at our facilities as well as at partner locations. Cost of software support and training revenue increased to approximately $438,000 for the three months ended March 31, 2001 from approximately $147,000 for the three months ended March 31, 2000. The increase in cost of software support and training represents the increase in support personnel required to provide technical assistance and training to a greater number of partners. Software support and training services costs are expected to vary from period to period depending on the support requirements of our partners.

     Cost of services consists primarily of the outside services, personnel, and equipment to operate our clearinghouse, as well as personnel costs to provide professional services. Costs of services were approximately $1,915,000 during the three months ended March 31, 2001. Cost of services were approximately $643,000 during the three months ended March 31, 2000. This increase is primarily attributable to investment in clearinghouse infrastructure and personnel.

     Cost of hardware was approximately $417,000 for the three months ended March 31, 2001. These costs are related to the purchase of chips from a third party, customization, transport of the chips. During the three months ended March 31, 2001, the cost includes a reserve for inventory due to cancellation of the supply agreement with our customer. There were no hardware costs for the three months ended March 31, 2000.

Research and Development

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $9.4 million for the three months ended March 31, 2001 and approximately $ 5.2 million for the three months ended March 31, 2000. This increase was primarily attributable to increases in personnel costs, recent business acquisitions, and consultant services associated with both product research and development. We believe that continued investment in research and development is critical to attaining our strategic product objective and we expect these expenses to increase in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show exhibit expenses. Sales and marketing expenses increased to approximately $7.6 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000. The increase in sales and marketing expenses was due primarily to an increase in sales and marketing personnel, and to a lesser extent, public relations, promotional costs, and travel costs. We expect sales and marketing expense to vary in future periods based upon the implementation of marketing and promotional programs related to the release of new products.

General and Administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $4.0 million for the three months ended March 31, 2001 from approximately $2.2 million for the three months ended March 31, 2000. The increase was primarily attributed to increases in legal expenses, business development personnel, costs associated with being a public company, and bad debt expense. We expect general and administrative expenses to increase as a result of litigation costs related to a claim of patent infringement we filed against Microsoft in April 2001 (see further discussion in Risk Related to Our Business).

Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets was $2.2 million for the three months ended March 31, 2001; there was no amortization of goodwill and other intangible assets for the three months ended March 31, 2000. Amortization of goodwill and intangible assets is related to the business acquisitions in 2000 and 2001.

Deferred Stock Compensation

     Deferred compensation represents the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. Additionally, in conjunction with the acquisition of PublishOne, the fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by PublishOne employees was allocated to deferred stock compensation. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. We recognized approximately $723,000 of such compensation expense during the three months ended March 31, 2001 and $ 1 million in the comparable period of 2000.

Interest and Other Income, net

     Interest and other income consists primarily of interest earned on cash and cash equivalents, short and long-term investments. Interest and other income increased to $2.8 million during the three months ended March 31, 2001 from $2.1 million in the comparable period in 2000 due to higher cash and investment balances.

Liquidity and Capital Resources

  Cash, cash equivalents and marketable and restricted investments totaled $175.8 million at March 31, 2001, a decrease of $500,000 from December 2000. The change during the three months ended March 31, 2001 is primarily attributable to $20.0 million of cash generated from the sale of 4.0 million shares to Nokia Finance International B.V., a subsidiary of Nokia Corporation, in January 2001 and from proceeds from the exercise of employee stock options and employee stock purchases, offset by our net loss for the quarter of $21.6 million.

  Net cash used in operating activities totaled $19.1 million in the three months ended March 31, 2001. The cash used the quarter is primarily attributable to the net loss of $21.6 million, partially offset by various non-cash charges such as depreciation and amortization of $800,000, amortization of goodwill and other intangible assets of $2.3 million, and stock related compensation of $700,000.

  Net cash used in investing activities totaled $2.0 million in the three months ended March 31, 2001. The cash used in 2000 is primarily attributable to capital expenditures totaling $1.9 million. Capital acquisitions were principally comprised of computer equipment and software used to support our product development and growing employee base.

  Net cash provided by financing activities was $20.8 million for 2001, due to cash generated from issuing common stock to Nokia Finance International B.V., a susidiary of Nokia Corporation and, to a lesser extant, from the exercise of employee stock options.

     At March 31, 2001, our principal source of liquidity was $175.8 million in cash and cash equivalents and marketable and restricted investments. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures or anticipated requirements or take advantage of future opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

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

  Our operating results have varied from period to period and, in some future quarter or quarters, may fall below the expectations of securities analysts or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

 . the inability of our licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization;
 . the inability of our licensees to pay our license and other fees;
 . our inability to develop or commercialize our technology to meet our customers' requirements on a timely basis;
 . a decline in the demand for digital goods and services;
 . a decline in the demand for our Commerce or Rights/System software products; . our failure to quickly reduce costs in the event of unanticipated declines in revenues in a given period;
 . delays or failure to license our Commerce software and services to one or more partners;
 . expenses related to the issuance of stock to our partners;
 . higher than expected operating expenses, including expenses related to the patent infringement litigation we recently initiated against Microsoft;
 . higher spending on deployment programs; and . customer budget cycles and changes in these budget cycles.

We are dependent on international sales which subject us to a variety of risks.

  We received approximately 54% of our total revenues in the three months ended March 31, 2001, 45% of our total revenues in 2000 and 61% of our total revenues in 1999 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

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

  Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $21.6 million for the three months ended March 31, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to continue to have significant research and development, sales and marketing, and general and administrative expenses. In addition, we expect to incur significant expenses related to the patent litigation we recently initiated against Microsoft. As a result of these expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our technology to sustain and grow our business.

  We will not generate sufficient revenue to grow our business unless we maintain relationships with existing licensees and significantly increase the number of companies that license our technology and use it for the sale and management of digital information and services. We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of March 31, 2001, only 64 companies have licensed our software for commercial use. As of March 31, 2001, approximately 27 companies have been involved in the limited commercial deployment of our technology. Our ability to attract new licensees will depend on a variety of factors, including the following:

  .  the performance, reliability and security of our products and services;
  . the scalability of our products and services--the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;
  . the cost-effectiveness of our products and services; and our ability to market our products and services effectively.

  Our ability to attract new licensees will also depend on the performance of our initial licensees. Many potential licensees may resist working with us until our and our licensees' applications and services have been successfully introduced into the market and have achieved market acceptance. We may not be able to attract a critical mass of licensees that will develop products and establish clearinghouses and other commerce services, and our licensees may not achieve the widespread deployment of users we believe is necessary for us to become successful.

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

  We began offering the general availability release of our Commerce software in December 1998, and released version 1.5 in April 2001. Our and our licensees' applications and services based on our Commerce and other software and hardware products are in development or have only been released for evaluation in very limited commercial launches. It is still possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

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

  In April 2001, we filed a claim against Microsoft Corporation alleging that certain of their technology infringes our United Stated Patent NO. 6,185,683. The claim is in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for that purpose. There is no assurance that we will be successful in this claim, and an unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and reducing demand for our products.

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

  The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, new releases of our Commerce software and other products that offer features and functionality that we do not currently provide. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. In the past we have experienced delays in new product releases, and we may experience similar delays in the future.

     In particular, we are currently increasing our focus on our new Rights/System platform, which we believe is important to meeting our customer and market demands. Delays in our ability to develop and release the Rights/System software could seriously harm our operating results.

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

  Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing our products. For example, Microsoft's Windows operating system, which manages the programs on a computer, includes components addressing limited digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

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

  We have made acquisitions of and investments in other companies in the past and we may continue to acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

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

  In the past, we have received notices alleging potential infringement by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data's attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, 23 we were unaware of any of our products having one of the elements required by the patent claims. We have not received any further correspondence from TAU Systems. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, however, we or our licensees could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies.

To successfully license our product and grow our business, we must retain and attract key personnel; competition for these personnel is intense.

  Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel, including our chairman of the board and chief executive officer, Victor Shear. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. We have recently hired many key personnel, including our president and our chief financial officer. Our ability to effectively execute our strategies will depend in part upon our ability to integrate new personnel into our operations. Further, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain
highly qualified employees.   For example, due to the current volatility of our
stock price, many of our employees hold options with exercise prices well above the current fair market value of our stock.

Failure to appropriately manage our growth and expansion could seriously harm our business and operating results.

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 353 employees at March 31, 2001. On April 30, 2001, we announced a plan to reduce our workforce by approximately 15% in order to reduce costs and increase efficiency. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         We develop products in the United States and license our products to partners in North America, Europe, Asia and Australia. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

         Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At March 31, 2001 and December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.  OTHER INFORMATION


                      INTERTRUST TECHNOLOGIES CORPORATION

Item 1.  Legal Proceedings.

  On April 26, 2001, we filed a patent infringement complaint against Microsoft Corporation in the United States District Court for the Northern District of California. In the complaint, we have alleged that certain of Microsoft's products infringe our United States Patent No. 6,185,683 and we are seeking an injunction in addition to monetary damages.

Item 2.  Changes in Securities and Use of Proceeds.

     (a) Changes in Securities.

     On January 30, 2001, we issued 1,130,000 shares of common stock in exchange for all of the capital stock of PublishOne, Inc. The transaction was accounted for as a purchase and the fair value of the common stock issued was $6 million. The shares were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. These shares have not been registered for resale by us.

     On February 1, 2001, we issued 4,000,000 shares of common stock to Nokia Finance International B.V. for an aggregate purchase price of $20,000,000. The shares were issued pursuant to an exemption by reason of Regulation S of the Securities Act of 1933. This sale was made without general solicitation or advertising. The purchaser was not a U.S. person within the meaning of Rule 903 of the Securities Act of 1933. These shares have not been registered for resale by us.

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

     The net proceeds were used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at March 31, 2001.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.    Other Information.

     None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

    Exhibit
      No.                                   Description
      ---                                   -----------
     3.1         Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1999 --
                 incorporated herein by reference to Exhibit 3.2 to the
                 Registrant's Registration Statement on Form S-1 (File No. 333-
                 84033).
     3.2***      Amended and Restated Bylaws of the Registrant.
     4.1         Reference is made to Exhibits 3.1 and 3.2.
     4.2*        Form of Registrant's Common Stock certificate.
     4.3*        Form of Registration Rights under select Convertible Promissory
                 Notes.
     4.4*        Form of Registration Rights under select Class A Common Stock
                 Purchase Agreements.
     4.5*        Form of Series A Preferred Stock Registration Rights.
     4.6*        Form of Series B, C, D and E Preferred Stock Registration
                 Rights.
     4.7*        Form of Registration Rights found in a Class B Non-Voting
                 Common Stock Warrant.
     4.8         Stockholder Rights Agreement, by and between the Registrant and
                 Nokia Finance International B.V., dated January 31, 2001 --
                 incorporated herein by reference to Exhibit 4.1 to the
                 Registrant's Form 8-K filed February 20, 2001.
    10.1*        Form of Indemnification Agreement entered into by the
                 Registrant with each of its directors and executive officers.
    10.2*        1999 Equity Incentive Plan and forms of agreements thereunder.
    10.3*        1999 Employee Stock Purchase Plan.
    10.4*        1999 Non-Employee Directors Option Plan.
    10.5         Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999 --incorporated herein by reference to
                 Exhibit 10.11 to the Registrant's Registration Statement on
                 Form S-1 (File No. 333-84033).
    10.6+        Technology Development, Marketing, and License Agreement by and
                 between the Registrant and National Westminster Bank PLC dated
                 August 18, 1998 -- incorporated herein by reference to Exhibit
                 10.12 to the Registrant's Registration Statement on Form S-1
                 (File No. 333-84033).
    10.7+        Technology Development and License Agreement by and between the
                 Registrant and Universal Music Group, Inc. dated April 13,
                 1999 -- incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No.
                 333-84033).
    10.8+        Technology Development and License Agreement by and between the
                 Registrant and Upgrade Corporation of America dated August 7,
                 1996 -- incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No.
                 333-84033).
    10.9+        Technology Development and License Agreement by and between the
                 Registrant and Mitsubishi Corporation dated October 7, 1996 -- incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-
                 84033).
   10.10         Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated
                 September 7, 1999 -- incorporated herein by reference to
                 Exhibit 10.16 to the Registrant's Registration Statement on
                 Form S-1 (File No. 333-84033).
   10.11         Amendment to Technology, Development, Marketing and License
                 Agreement by and between the Registrant and National
                 Westminster Bank dated August 18, 1998 -- incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration
                 Statement on Form S-1 (File No. 333-84033).

    Exhibit
      No.                                   Description
      ---                                   -----------
  10.12          Amendment to Technology Development and License Agreement by
                 and between the Registrant and Universal Music Group, Inc.
                 dated April 13, 1999 -- incorporated herein by reference to
                 Exhibit 10.18 to the Registrant's Registration Statement on
                 Form S-1 (File No. 333-84033).
  10.19**        Building Lease Agreement by and between First State Realty of
                 America, Inc. and the Registrant dated January 24, 2000.
  10.20***       Employment Agreement by and between the Company and David
                 Ludvigson dated August 4, 2000.
  10.21****      2000 Supplemental Option Plan.
  10.22****      Full-Recourse Promissory Note dated December 7, 2000 from Bruce
                 Fredrickson to the Company.


* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).
** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-32484).
*** Incorporated herein by reference to the exhibit of the same number of the Registrant's Form 10-Q for the quarter ended September 30, 2001.
**** Incorporated herein by reference to the exhibit of the same number of the
     Registrant's Form 10-K for the year ended December 31, 2000.
+    Confidential treatment requested.


   (b)  Reports on Form 8-K.

        On May 1, 2001, the Company filed a report on Form 8-K in which it disclosed that the Registrant had filed a claim against Microsoft Corporation alleging patent infringement.

        On February 20, 2001, the Company filed a report on Form 8-K in which it disclosed that the Registrant had sold common stock to Nokia Finance International B.V. for an aggregate purchase price of $20,000,000.

                      INTERTRUST TECHNOLOGIES CORPORATION
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERTRUST TECHNOLOGIES CORPORATION

                          By:  /s/ Victor Shear
                               -------------------------------------------------
                               Victor Shear
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:  May 15, 2001       By:  /s/ Gregory S. Wood
                               -------------------------------------------------
                               Gregory S. Wood
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)