Form 10-Q
period 2001-06-30
INTERTRUST TECHNOLOGIES CORP
filed 2001-08-17
CIK 1089717

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   Form 10-Q

     [X] QURTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X    No ___, and (2)  has
                                                 ---
been subject to such filing requirements for the past 90 days.  Yes X  No ___.
                                                                   ---

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 94,062,181.

================================================================================

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                   Page No.
                                                                   -------
Part I.  Financial Information

Item 1.  Condensed Consolidated Balance Sheets as of
         June 30, 2001 and December 31, 2000                          3

         Consolidated Statement of Operations for the Three
         and Six Months Ended June 30, 2001 and 2000                  4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000                      5

         Notes to Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk  26

Part II. Other Information

Item 1.  Legal Proceedings                                           27

Item 2.  Changes in Securities and Use of Proceeds                   27

Item 3.  Defaults Upon Senior Securities                             28

Item 4.  Submission of Matters to a Vote of Security Holders         28

Item 5.  Other Information                                           28

Item 6.  Exhibits and Reports on Form 8-K                            28

Signature                                                            30

PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                         June 30,         December 31,
                                                                           2001               2000
                                                                           ----               ----
                                                                        (unaudited)        (Note 1)
                               ASSETS
Current assets:
      Cash and cash equivalents                                         $        4,865    $        23,811
      Short-term investments                                                   113,401            134,707
      Accounts receivable, net of allowance of $1,900 in 2001 and
           $178 in 2000                                                          1,810              3,928
      Other current assets                                                       2,612              2,771
                                                                        --------------    ---------------
           Total current assets                                                122,688            165,217

      Property and equipment, net                                               11,736              8,919
      Restricted long-term investment                                              945                944
      Long-term investments                                                     39,201             16,783
      Goodwill and other intangible assets, net                                  5,784             29,453
      Other assets                                                               2,576              5,557
                                                                        --------------    ---------------
                                                                        $      182,930    $       226,873
                                                                        ==============    ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                  $        2,353    $         2,728
      Accrued compensation                                                       2,533              2,155
      Other accrued liabilities                                                  3,490              1,110
      Deferred revenue                                                           4,163              5,915
                                                                        --------------    ---------------
           Total current liabilities                                            12,539             11,908

Deferred revenue--long-term portion                                              7,496              7,617

Other long-term liabilities                                                      1,208                 -
                                                                        --------------    ---------------
                                                                        $       21,243    $        19,525

Commitments

Stockholders' equity:
      Common stock, $0.001 par value, 120,000,000 authorized
           94,062,181 and 87,776,991 issued and outstanding
           at June 30, 2001 and 2000                                                94                 88
      Additional paid-in capital                                               371,738            340,380
      Deferred stock compensation                                               (4,449)            (3,274)
      Notes receivable from stockholders                                           (13)              (516)
      Accumulated other comprehensive income                                       813                376
      Accumulated deficit                                                     (206,496)          (129,706)
                                                                        --------------    ---------------
           Total stockholders' equity                                          161,687            207,348
                                                                        --------------    ---------------
                                                                        $      182,930    $       226,873
                                                                        ==============    ===============

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                      ------------------------      ------------------------
                                                                         2001            2000         2001            2000
                                                                      ---------       --------      ---------      ---------
Revenues:
      Licenses                                                        $   1,562       $    889       $ 2,949       $   1,576
      Software support and training                                         428            632         1,158           1,292
      Services                                                              239            146           515             146
      Hardware                                                                -              -            12               -
                                                                      ---------       --------      ---------      ---------
           Total revenues                                                 2,229          1,667         4,634           3,014

Cost of revenues:
      Licenses                                                               90            110           227             213
      Software support and training (exclusive of amortization of deferred compensation of $5 and $10 for the three months
        ended June 30, 2001 and 2000 and $13 and $22 for the six
        months ended June 30, 2001 and 2000, respectively)                  475            182           913             329
      Services                                                            1,564            714         3,479           1,357
      Hardware                                                              423              -           840               -
                                                                      ---------       --------      ---------      ---------
           Total cost of revenues                                         2,552          1,006         5,459           1,899
                                                                      ---------       --------      ---------      ---------
Gross (loss) profit                                                        (323)           661          (825)          1,115

Operating costs and expenses:

      Research and development (exclusive of amortization of
        deferred compensation of $79 and $263 for the three months ended June 30, 2001 and 2000 and $342 and $548 for the six
        months ended June 30, 2001 and 2000, respectively)               9,004           5,775        18,395          10,976

      Sales and marketing (exclusive of amortization of deferred compensation of $57 and $171 for the three months ended June
        30, 2001 and 2000 and $214 and $361 for the six months ended
        June 30, 2001 and 2000, respectively)                            5,447           4,361        13,057           8,018

      General and administrative (exclusive of deferred
        compensation expense of $251 and $494 for the three months ended June 30, 2001 and 2000 and $546 and $1,013 for the six
        months ended June 30, 2001 and 2000, respectively)               4,529           2,273         8,475           4,501

      Purchased in-process research and development                          -               -             -           6,100
      Amortization of goodwill and other intangible assets               2,363             922         4,556             922
      Amortization of deferred compensation                                392             938         1,115           1,944
      Impairment of long lived assets                                   31,086               -        31,086               -
      Restructuring costs                                                1,170               -         1,170               -
                                                                      ---------       --------      ---------      ---------
           Total operating costs and expenses                           53,991          14,269        77,854          32,461
                                                                      ---------       --------      ---------      ---------
Loss from operations                                                   (54,314)        (13,608)      (78,679)        (31,346)
Interest and other income, net                                           2,115           2,766         4,885           4,878
Loss on equity investments                                              (2,996)              -        (2,996)              -
                                                                      ---------       --------      ---------      ---------
Net loss                                                              $(55,195)       $(10,842)     $(76,790)      $ (26,468)
                                                                      ========        ========      =========      =========

Basic and diluted net loss per share                                  $  (0.59)       $  (0.13)     $  (0.83)      $   (0.32)
                                                                      ========        ========      =========      =========
Shares used in computing basic and diluted net loss per share           93,442         84,247         92,388          81,589
                                                                      ========        ========      =========      =========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                   -----------------------
                                                                                       2001        2000
                                                                                       ----        ----
Operating activities
Net loss                                                                             $(76,790)    $(26,468)
Adjustments to reconcile net loss to net cash used in operating activities:
      Stock issued for services                                                           122            -
      Depreciation and amortization of property and equipment                           1,696          838
      Amortization of goodwill and other intangible assets                              4,816          922
      Amortization of deferred stock compensation                                       1,115        1,984
      Compensation expense related to forgiveness of notes receivable
         from stockholders                                                                  3            -
      Impairment of long lived assets                                                  31,086            -
      Gain from sales of long-term investments                                            (85)           -
      Purchased in-process research and development                                         -        6,100
      Loss on equity investments                                                        2,996            -
      Changes in operating assets and liabilities:
           Accounts receivable                                                          2,123       (3,440)
           Other current assets                                                           311       (1,682)
           Accounts payable                                                              (758)        (165)
           Accrued compensation                                                           378        1,357
           Other accrued liabilities                                                     (189)       5,573
           Deferred revenue                                                            (1,873)         697
                                                                                     --------     --------
Net cash used in operating activities                                                 (35,049)     (14,284)

Investing activities
      Capital expenditures                                                             (3,545)      (2,427)
      Business acquisition, net of cash acquired                                           53            -
      Purchases of short-term investments                                             (34,342)     (33,072)
      Sales and maturities of short-term investments                                   55,858       40,855
      Purchases of long-term investments                                              (46,333)     (21,194)
      Sales and maturities of long-term investments                                    24,226            -
      Other noncurrent assets, net                                                       (289)        (546)
                                                                                     --------     --------
Net cash used in investing activities                                                  (4,372)     (16,384)

Financing activities
      Payments of other long-term liabilities                                            (800)           -
      Proceeds from issuance of common stock, net                                      19,963       95,313
      Proceeds from  exercise of stock options and warrants                               947            -
      Proceeds from purchases under employee stock purchase plan                          365            -
      Proceeds from repayment of notes receivable from stockholders                         -           63
                                                                                     --------     --------
Net cash provided by financing activities                                              20,475       95,376

Net increase (decrease) in cash and cash equivalents                                  (18,946)      64,708
Cash and cash equivalents at beginning of period                                       23,811       98,286
                                                                                     --------     --------
Cash and cash equivalents at end of period                                           $  4,865     $162,994
                                                                                     ========     ========

                      Intertrust Technologies Corporation

                                (in thousands)
                                  (unaudited)

Supplemental schedule of noncash investing and financing activities:
      Purchase of Publish One
           Issuance of common stock and options                                      $  11,501       $      -
                                                                                     =========       ========
           Tangible assets acquired, net of cash received                            $   1,529       $      -
                                                                                     =========       ========
           Goodwill and other intangible assets acquired                             $  11,988       $      -
                                                                                     =========       ========
           Liability assumed                                                         $   5,392       $      -
                                                                                     =========       ========
           Deferred stock compensation                                               $   3,323       $      -
                                                                                     =========       ========

      Purchase of Infinite Ink
           Issuance of common stock                                                  $       -       $ 24,516
                                                                                     =========       ========
           Assets acquired                                                           $       -       $     18
                                                                                     =========       ========
           Liabilities assumed                                                       $       -       $     17
                                                                                     =========       ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting of normal recurring adjustments, an $31.1 million adjustment for the impairment of long-lived assets, and a $1.2 million restructuring charge, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (the "Annual Report"). Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.

Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):


                                                                            Three Months Ended      Six Months Ended
                                                                                June 30,                June 30,
                                                                            ------------------      ----------------
                                                                              2001       2000         2001     2000
                                                                            -------    -------      -------  -------
Net Loss                                                                   $(55,195)  $(10,842)    $(76,790) $(26,468)
                                                                           ========   ========     ========  ========
Basic and diluted:
  Weighted-average shares of common stock outstanding                        93,877     84,567       92,755    82,017
  Less weighted-average shares subject to repurchase                           (435)      (320)        (367)     (428)
                                                                           --------   --------     --------  --------
  Weighted-average shares used in computing basic and
    diluted net loss per common share                                        93,442     84,247       92,388    81,589
                                                                           ========   ========     ========  ========
    Basic and diluted net loss per common share                            $  (0.59)  $  (0.13)    $  (0.83) $  (0.32)
                                                                           ========   ========     ========  ========

     We excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 16,269,000 and 13,631,000 for the three months ended June 30, 2001 and 2000, respectively, and 16,201,000 and 15,353,000 for the six months ended June 30, 2001 and 2000, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

     Three customers accounted for 10%, 19% and 25% of total revenues in the second quarter of 2001. Three customers accounted for 24%, 22%, and 6% of total revenues in the second quarter of 2000. International revenues accounted for 57% of total revenues for the first six months of 2001 and 51% of the revenues for the comparable period of 2000.

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

     During the second quarter of 2001, Company management identified indicators of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included the slower than expected development of the Digital Rights Management (DRM) market, aggressive marketing efforts by the Company's principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from the Company's existing Commerce product platform to the new Rights|System product platform.

     The Company determined that it had three categories of long-lived assets with attributable and identifiable cash flows: Commerce and related technology, Rights System technology, and PublishOne services. Commerce and related technology long-lived assets include goodwill and other intangible assets recorded in connection with the Company's acquisitions of Infinite Ink in March 2000 and PassEdge in December 2000. Rights|System technology assets primarily consist of property and equipment, patents and acquired workforce. PublishOne services assets consist of goodwill and other intangible assets recorded in connection with the Company's acquisition of PublishOne in January 2001.

     With the assistance of independent valuation experts, the Company performed asset impairment tests for each of the three identified asset categories. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows to the total carrying amount of goodwill, other intangible assets and property and equipment for each asset category. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect management's best estimates. Based on the results of these tests, the Company determined that the carrying amounts of the Commerce and related technology and PublishOne services long-lived assets were impaired.

     With the assistance of independent valuation experts, the Company determined the fair value of the long-lived assets for the impaired asset categories. Fair value was determined using the discounted cash flow method, using a discount rate of 18% and an estimated residual value. The discount rate was based upon the weighted average cost of capital for the Company and comparable companies. A write-down of goodwill and intangible assets totaling $31.1 million was recorded during the second quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $20.9 million for goodwill and $10.2 million for other acquired intangible assets.

Investment in Privately-held Companies

     Investments in privately-held companies primarily consist of equity and debt securities in which InterTrust owns less than a 20% interest. The Company invests in entities based upon factors that include the size of the market opportunity and the barriers to entering that market, the strength of the entity's products, services, and intellectual property, the previous experience of the management team and its ability to execute on its business plan, and the financial projections of the prospect. Additionally, the Company also considers the strategic importance of the entity's technology in furthering the adoption of digital rights management technologies.

     InterTrust does not have the ability to exercise significant influence over any of the companies in which it invests and accordingly accounts for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. As a result of the deterioration of financial markets and the corresponding effect on private company valuations and financing prospects, in the three months ended June 30, 2001, the Company recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. The remaining investment in privately-held companies of $500,000 at June 30, 2001 is included in other assets in the consolidated balance sheet. The Company has not participated in subsequent financings for any of the companies in which it is invested, and it is not obligated or committed in any way to participate in any future financings of any of its investments.

Recent Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. In June 200, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangible assets. Under a nonamortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets exceeds its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards may result in certain intangible assets being subsumed into goodwill and will have the impact of reducing amortization of goodwill and intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

2.  BUSINESS COMBINATIONS

     On January 30, 2001, the Company acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne, Inc. ("PublishOne"), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, the Company owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. The InterTrust options issued in connection with the assumption of the PublishOne options were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 7%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of June 30, 2001, no milestones have been met.

     The Company allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

               Tangible assets          $ 1,581
               Purchased technology       1,671
               Acquired workforce         1,452
               Other intangible assets      610
               Deferred compensation      3,323
               Goodwill                   8,255
                                        -------
                                        $16,892
                                        =======

     Goodwill, purchased technology and other intangible assets are being amortized on a straight-line basis over four years. The acquired workforce is being amortized on a straight-line basis over two years.

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

     Pro forma results for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                           Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                       -----------------------    --------------------
                                                          2001          2000         2001       2000
                                                          ----          ----         ----       ----
     Revenues                                          $  2,229     $  1,642      $  4,637    $  2,964
     Net loss                                          $(55,195)    $(11,985)     $(77,704)   $(28,489)
     Net loss per share - basic and diluted            $  (0.59)    $  (0.14)     $  (0.84)   $  (0.35)

3.  SALE OF SECURITIES

     On January 31, 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share to Nokia Corporation ("Nokia") for total cash consideration of $20,000,000. The fair market value of the stock on that day was $4.6875 per share. The Company accounted for the difference of $0.3125 per share as additional paid-in capital. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally per agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust Board of Directors.

4.  RESTRUCTURING COSTS

     On April 30, 2001, the Company announced and formally adopted a program to reduce its worldwide workforce. The reduction will result in the decrease of 43 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of 2001. Of the 43 terminated employees, 41 had left the Company by June 30, 2001 and the remaining 2 employees will leave at different dates through September 2001. The Company recorded a non-recurring charge of approximately $1.2 million relating primarily to severance and fringe benefits and is included in non-recurring charges in the statement of operations.

     A summary of workforce reduction costs is outlined as follows:

                                                                                   Balance at
                                Total Charge            Cash Payments            June 30, 2001
                          -------------------------------------------------------------------------

     Severance                    $1,126,000                 $901,000                $225,000
     Other charges                    44,000                    1,000                  43,000
                          -------------------------------------------------------------------------

     Total                        $1,170,000                 $902,000                $268,000
                          =========================================================================

     Remaining cash expenditures will be paid in the quarter ended September 30, 2001.

5.  COMPREHENSIVE INCOME

     Total other comprehensive income (loss) was $269,000 and $(281,000) for the three months ended June 30, 2001 and 2000, respectively and $437,000 and $(529,000) for the six months ended June 30, 2001, respectively.

6.  STOCK OPTION EXCHANGE PROGRAM

    On May 24, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company's employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date, which was June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. The exercise price of these new options will be equal to the fair market value of InterTrust's common stock on the date of grant, which is not expected to be later than January 31, 2002, and no earlier than December 23, 2001. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, were not eligible to participate in this program.

7.  SHAREHOLDER RIGHTS PLAN

    On June 8, 2001, the Company's board of directors approved a stockholders' rights plan. Under the plan, rights were distributed as a dividend at the rate of one preferred share purchase right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. Each preferred share purchase right entitles the registered holder to purchase from InterTrust one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $20.00 per one one-thousandth, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of June 8, 2001, as the same may be amended from time to time, between InterTrust and Fleet National Bank, as Rights Agent, filed as Exhibit 4.1 to our Form 8-K filed June 27, 2001.

8.  LEGAL PROCEEDINGS

     Between May 17, 2001 and July 3, 2001, complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and the members of the underwriting syndicate involved in InterTrust's initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 and May 16, 2001. The complaints allege, among other things, that InterTrust and the individual defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in its initial public offering in October 1999 and its secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

9.  SUBSEQUENT EVENTS

     On August 2, 2001, the Company announced that as part of its on-going efforts to reduce operating expense levels, it would reduce its workforce by 37 employees. The Company will record a charge related to the reduction in force in the quarter ending September 30, 2001.

     In August 2001, InterTrust signed a stock purchase agreement with the stockholders of Zero Gravity Technologies Corporation, a developer of policy-based messaging digital rights management software applications for enterprise markets. Prior to the acquisition, InterTrust owned approximately 18.0% of Zero Gravity's stock. Under the terms of the purchase agreement, InterTrust acquired the remaining shares of Zero Gravity from the Zero Gravity stockholders in exchange for 500,000 shares of InterTrust common stock with an approximate fair value of $495,000 and approximately $500,000 in net cash and assumed all outstanding options of Zero Gravity, which were converted into options to purchase approximately 60,000 shares of InterTrust common stock. The transaction will be accounted for as a purchase with an estimated purchase price of $1.1 million. InterTrust is currently evaluating the acquisition, including the value of in-process research and development, in order to determine the allocation of the purchase price for accounting purposes.

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

Overview

  We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. The general availability version of our Commerce software was delivered to our partners in December 1998, and some partners began using the technology on a limited commercial basis in January 2000.

  We license our DRM platform and software to companies to build digital commerce services and applications. Our goal is to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive our revenues from Commerce software license fees, associated software support and training services, TrustNet clearinghouse services, and professional services. In addition, our existing license agreements generally require our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our Commerce technology. Any future transaction fees are dependent on the success of our Commerce licensees and their customers in commercially deploying services and applications.

  Our existing license agreements provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements may vary in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our license fees are negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. In connection with our strategy to promote widespread use of our technology, through June 30, 2001, we have on four occasions received initial license fees for our Commerce software in the form of minority equity positions in non-public licensees. Additionally, on five occasions we received initial license fees in the form of convertible promissory notes from non-public entities. One of these convertible promissory notes was already converted into 125,000 shares of common stock, which we believe represented approximately 1% of the outstanding shares of the licensee as of the conversion date. Because the entities were recently formed, privately held companies, and InterTrust was unable to obtain sufficient evidence of the fair value of the common stock of the entity or sufficient evidence of the fair value of the convertible promissory notes and collectibility was not probable, InterTrust did not record revenue or deferred revenue from the license fees. InterTrust is obligated to provide unspecified upgrades and new releases, on a when and if available basis, to the licensees over a one to two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to any licensee for the development of the licensee's software. In the future, we may enter into other equity payment arrangements.

  Licenses of our Commerce software generally require the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our Commerce license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified custom development deliverable and do not have vendor specific objective evidence of fair value of the specified deliverable, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified deliverable, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At June 30, 2001, we had approximately $11.7 million of deferred license revenue that will be recognized in future periods.

  Our Commerce license agreements also require the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our Commerce technology and sales of products incorporating our Commerce technology. Transactions involving the use of our Commerce technology to conduct the sale, lease, rental, or licensing of commercial content require the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our Commerce technology generally require the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees, which are included in deferred revenue as of June 30, 2001. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any material transaction fees from commercial transactions or services, or sales of products using our Commerce software.

  Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided.

  TrustNet clearinghouse service revenues represent primarily service fees from our customers for the use of our TrustNet clearinghouse infrastructure to pilot and test applications and services using our Commerce software. Service revenues generally include consulting and system integration services provided to the customer to establish an interface with the TrustNet clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting, system integration fees, and monthly service fees are recognized over the term of the service period.

  Professional services represent fees for consulting services provided to our customers for development and system integration not essential to the functionality of the software licensed. The revenue from these services is recognized as services are performed.

  In July 2001, we announced Rights|System, our next generation DRM platform for content protection and management. The new platform is designed to be a lightweight, flexible, multi-platform environment that easily integrates with existing systems. It is also designed to provide the enterprise and business information sector with a platform to automate policies and protect documents beyond simple secure delivery and firewalls.

  The Rights|System product suite consists of three components: packagers, rights servers and clients. We believe we have optimized Rights|System for content, service and technology providers seeking to deliver high-volume retail-based and subscription services for music, video and documents. Rights|System is designed to be efficient, scalable, and delivers transparent content management and protection. Using a single server architecture, Rights|System is designed to allow service providers to deliver secure content to a broad range of devices including personal computers, set top boxes, video recorders, mobile communicators and consumer electronics devices such as game stations and portable devices. In turn, consumers should be able to easily access any type of content with any device.

  While we have only recently announced the Rights|System product suite, several Rights|System components have been licensed to customers. These components were licensed to Adobe, Nokia, Blockbuster and Enron, and others for use in portable devices, phones, and other consumer electronic devices. We have not completed any licenses of the new product suite. Our business development and sales efforts are focussed on licensing the three basic components of the product suite under terms that would require the payment of annual license fees for each component and an annual support contract that is a percentage of the listed annual license fee. We expect that the most material license revenue will come from the licensing of server components, which are currently being offered on a per central processing unit, or CPU, basis. We currently anticipate that the initial product release will have two server components, the rights fulfillment server and the retail services server. Customers will be able to license an initial number of CPU licenses suitable for their anticipated service capacity requirements and then can purchase additional CPU licenses as their demand increases. We will also offer professional services to our customers and partners to aid in implementation and integration of our Rights|System products into their environments. We also expect that the Rights|System licenses will require the payment of transaction fees, relating to the sale, lease, rental, or licensing of commercial content using the Rights|System products. Currently, the TrustNet clearinghouse does not support Rights|System customers and we do not currently expect to derive any revenue from Rights|System related TrustNet clearinghouse services.

  PricewaterhouseCoopers, National Computer Systems of Singapore, and Magex accounted for 19%, 25% and 10% of total revenues respectively, in the quarter ended June 30, 2001. PricewaterhouseCoopers, National Computer Systems of Singapore, and Bertelsmann accounted for 22%, 24%, and 1% of total revenues, respectively, in the comparable period for 2000. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

  In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our business model has not succeeded in generating sufficient revenue to sustain our business. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, current economic conditions and limited visibility into customer demand makes prediction of our future revenues difficult. We expect to incur additional losses for at least the next several years.

  On January 30, 2001, we acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne, Inc. ("PublishOne"), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, we owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. The InterTrust options issued in connection with the assumption of the PublishOne options were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 7%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of June 30, 2001, no milestones have been met.

  We allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based upon an independent valuation to tangible and intangible assets as follows (in thousands):


               Tangible assets          $ 1,581
               Purchased technology       1,671
               Acquired workforce         1,452
               Other intangible assets      610
               Deferred compensation      3,323
               Goodwill                   8,255
                                        -------
                                        $16,892
                                        =======

  Goodwill, purchased technology and other intangible assets are being amortized on a straight-line basis over four years. The acquired workforce is being amortized on a straight-line basis over two years.

  The fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was allocated to deferred stock compensation. The deferred stock compensation will be amortized to compensation expense over the remaining vesting term using a graded method.

Impairment Write-Down of Goodwill and Other Acquired Intangible Assets

During the second quarter of 2001, due to the slower than expected development of the DRM market, aggressive marketing efforts by the Company's principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from the Company's existing Commerce product platform to the new Rights|System product platform, we concluded that goodwill and intangible assets might not be fully recoverable. An impairment assessment, test and measurement resulted in the recording of a write-down of goodwill and intangible assets of $31.1 million related to our Commerce and related technology and PublishOne service asset categories.

Stock Option Exchange Program

  On May 24, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date, which was June 22, 2001. Options to purchase 2,763,497 shares were cancelled and the Company is obligated to grant an equivalent number of options in the future. The exercise price of these new options will be equal to the fair market value of InterTrust's common stock on the date of grant, which is not expected to be later than January 31, 2002 and not earlier than December 23, 2001. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our board of directors, 16(b) officers, and other selected officers were not eligible to participate in this program.

Shareholder Rights Plan

    On June 8, 2001, our board of directors approved a stockholders' rights plan. Under the plan, rights were distributed as a dividend at the rate of one preferred share purchase right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. Each preferred share purchase right entitles the registered holder to purchase from InterTrust one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $20.00 per one one-thousandth, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of June 8, 2001, as the same may be amended from time to time, between InterTrust and Fleet National Bank, as Rights Agent, filed as Exhibit 4.1 to our Form 8-K filed June 27, 2001.

Litigation

     Between May 17, 2001 and July 3, 2001, complaints were filed in the United States District Court for the Southern District of New York naming us, certain of its current and former directors and the members of the underwriting syndicate involved in InterTrust's initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 and May 16, 2001. The complaints allege, among other things, that InterTrust and the individual defendants named in the complaints violated the federal securities laws by issuing and selling our common stock in our initial public offering in October 1999 and its secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. We believe that the claims against us are without merit and intends to defend against the complaints vigorously.

Results of Operations

  Total revenues increased to approximately $2.2 million in the three months ended June 30, 2001 from approximately $1.7 million in the comparable period of 2000. For the six months ended June 30, 2001, total revenues increased to approximately $4.6 million from approximately $3.0 million in the comparable period of 2000.

  License revenues were approximately $1.6 million or 70% of total revenues for the three months ended June 30, 2001 as compared to $889,000 or 53% of total revenues in the three months ended June 30, 2000, and primarily represent the amortization of deferred license fees. For the six months ended June 30, 2001, license revenue increased to $2.9 million or 64% of total revenues, from $1.6 million, or 52% or total revenues, in the same six month period in 2000. These increases were due to the growth in the number of partner licensing agreements in place over the prior year. No significant new license agreements were entered into during the quarter ended June 30, 2001, primarily due to our transition to our new software platform, Rights|System.

  Revenue from software support and training decreased to $428,000 in the three months ended June 30, 2001 from approximately $632,000 in the three months ended June 30, 2000 and decreased to approximately $1.2 million for the six months ended June 30, 2001 from approximately $1.3 million for the comparable period in 2000. These decreases were due to the expiration of a number of partner support agreements in the three months ended June 30, 2001, the inability of many of our smaller licensees to pay amounts due under support agreements due to current economic conditions, and the transition to our Rights|System Platform. Software support and training services accounted for 19% and 38% of total revenues in the three month periods ended June 30, 2001 and 2000, respectively, and 25% and 43% for the six month periods ended June 30, 2001 and 2000, respectively.

  Services revenues increased to approximately $239,000 for the three months ended June 30, 2001 from $146,000 in the three months ended June 30, 2000 and increased to approximately $515,000 for the six months ended June 30, 2001 from
approximately $146,000 for the comparable period in 2000   Services revenues
represent monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. The increase in services revenue was due to a greater number of consulting services performed during the six months ended June 30, 2001. Services revenues accounted for 11% and 9% of total revenues in the three months ended June 30, 2001 and 2000, respectively, and accounted for 11% and 5% of total revenues in the six months ended June 30, 2001 and 2000, respectively.

  There was no hardware revenue for the three months ended June 30, 2001. Hardware revenue recognized in the six months ended June 30, 2001 was $12,000. This revenue was the result of chips sold to one customer under the terms of a purchase agreement to provide chips for testing and trial production. No hardware revenue was recognized in the comparable periods in 2000.

Cost of Revenues

  Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was approximately $90,000 during the three months ended June 30, 2001 and approximately $110,000 in the three months ended June 30, 2000. Cost of license revenue was approximately $227,000 during the six months ended June 30, 2001 and approximately $213,000 in the comparable period in 2000. Cost of license revenue is expected to fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

  Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. These expenditures are incurred both at our facilities as well as at partner locations. Cost of software support and training revenue increased to approximately $475,000 for the three months ended June 30, 2001 from approximately $182,000 for the three months ended June 30, 2000. In the first six months of 2001, the cost of software support and training was approximately $913,000 as compared to approximately $329,000 in the comparable period for 2000. The increase in cost of software support and training represents the increase in support personnel required to provide technical assistance and training to our partners. Software support and training services costs are expected to fluctuate from period to period depending on the support requirements of our partners.

  Cost of services consists primarily of the outside services, personnel, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of services were approximately $1.6 million during the three months ended June 30, 2001 and approximately $714,000 during the three months ended June 30, 2000. Cost of services was approximately $3.5 million during the six months ended June 30, 2001 and approximately $1.4 million in the comparable period in 2000. These increases are primarily attributable to investment in clearinghouse infrastructure, personnel and the costs of performing consulting engagements.

  Cost of hardware was approximately $423,000 for the three months ended June 30, 2001 and approximately $840,000 for the six months ended June 30, 2001. These costs are related to the purchase of chips from a third party, customization, and transport of the chips. The costs include a reserve against the value of inventory for purchase commitments of $823,000 following the cancellation of a sales agreement with our sole customer for this product. There were no hardware costs for the comparable periods in 2000.

Research and Development

  Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $9.0 million for the three months ended June 30, 2001 and approximately $5.8 million for the three months ended June 30, 2000. In the first six months of 2001, research and development spending was approximately $18.4 million as compared to approximately $11.0 million in the comparable period of 2000. These increases were primarily attributable to increases in personnel costs, recent business acquisitions, and consultant services associated with both product research and development.

Sales and Marketing

  Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing, field service support, consultant fees and advertising, promotional material, and trade show expenses. Sales and marketing expenses increased to approximately $5.4 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000. In the first six months of 2001, sales and marketing expenses were approximately $13.1 million as compared to approximately $8.0 million in the comparable period of 2000. Increases in sales and marketing expenses were due primarily to an increase in sales and marketing personnel, consulting expenses, and to a lesser extent, public relations, promotional costs, and travel costs. We expect sales and marketing expense to vary in future periods based upon the implementation of marketing and promotional programs related to the release of new products.

General and Administrative

  General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $4.5 million for the three months ended June 30, 2001 from approximately $2.3 million for the three months ended June 30, 2000. General and administrative expenses were approximately $8.5 million for the six months ended June 30, 2001 and $4.5 million for the comparable period in 2000. The increase was primarily attributed to increases in legal expenses, consulting expenses, insurance, costs associated with being a public company, and bad debt expense. We expect general and administrative expenses to continue to increase as a result of litigation costs related to a claim of patent infringement we filed against Microsoft in April 2001. See further discussion in Risks Related to Our Business.

Amortization of Goodwill and Other Intangible Assets

  Amortization of goodwill and other intangible assets was $2.4 million for the three months ended June 30, 2001 and $922,000 for the three months ended June 30, 2000. We recognized approximately $4.6 million of amortization expense during the six months ended June 30, 2001 as compared to $922,000 in the six-month period ended June 30, 2000. Amortization of goodwill and intangible assets is related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. We expect amortization to be lower in future periods due to the lower carrying value of goodwill resulting from the impairment expense recognized in the three months ended June 30, 2001. We will stop amortizing goodwill as well as certain intangible assets upon the adoption of SFAS 141 and SFAS 142 on January 1, 2002.

Deferred Stock Compensation

  Deferred compensation represents the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. Additionally, in conjunction with the acquisition of PublishOne, the fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by PublishOne employees was allocated to deferred stock compensation. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. In the three months ended June 30, 2001, we recorded an adjustment to the deferred compensation balance in order to reflect a reduction of deferred compensation associated with employees who have left InterTrust. This adjustment resulted in a decrease of $481,000 in deferred compensation expense. We recognized approximately $392,000 of such compensation expense during the three months ended June 30, 2001 and $938,000 in the comparable period of 2000. We recognized approximately $1.1 million of related compensation expense during the six months ended June 30, 2001 as compared to $1.9 million in the six-month period ended June 30, 2000.

Restructuring Costs

  On April 30, 2001, we announced and formally adopted a program to reduce our worldwide workforce. The reduction resulted in the decrease of 43 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of 2001. Of the 43 terminated employees, 41 had left the Company by June 30, 2001 and the remaining 2 employees will leave at different dates through September 2001. We recorded a non-recurring charge of approximately $1.2 million relating primarily to severance and fringe benefits. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest and Other Income, net

  Interest and other income consists primarily of interest earned on cash and cash equivalents, and short and long-term investments. Interest and other income decreased to $2.1 million during the three months ended June 30, 2001 from $2.8 million in the comparable period in 2000. We recognized approximately $4.9 million of interest and other income in the six months ended June 30, 2001 and $4.9 million in the comparable period of 2000. The decrease in interest income is due to lower cash and investment balances in the current period.

Impairment of Investments in Privately-held Companies

  Investments in privately-held companies primarily consist of equity and debt securities in companies in which we own less than a 20% interest. We invest in entities based upon factors which include the size of the market opportunity and the barriers to entering that market, the strength of the entity's products, services and intellectual property, the experience of the management team and its ability to execute on its business plan, and the financial projections of the prospect. Additionally, we also consider the strategic importance of the entity's technology in furthering the adoption of digital rights management technologies.

  We do not have the ability to exercise significant influence over any of the companies in which we invest and accordingly account for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. As a result of the deterioration of financial markets and the corresponding effect on private company valuations and financing prospects, in the three months ended June 30, 2001, we recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. The remaining investment in privately-held companies of $500,000 at June 30, 2001 is included in other assets in the consolidated balance sheet. We have not participated in subsequent financings for any of the companies in which we are invested, and we are not obligated or committed in any way to participate in any future financings of any of these companies.

Impairment of Goodwill and Other Acquired Intangible Assets

  During the second quarter of 2001, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included the slower than expected development of the DRM market, aggressive marketing efforts by our principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from our existing Commerce product platform to the new Rights|System product platform.

  We determined that we had three categories of long-lived assets with attributable and identifiable cash flows: Commerce and related technology, Rights|System technology, and PublishOne services. Commerce and related technology assets include goodwill and other intangible assets recorded in connection with our acquisitions of Infinite Ink in March 2000 and PassEdge in December 2000. Rights|System technology intangible assets primarily consist of property and equipment and acquired workforce. PublishOne services assets consist of goodwill and other intangible assets recorded in connection with the our acquisition of PublishOne in January 2001.

  With the assistance of independent valuation experts, we performed asset impairment tests for each of the three identified asset categories. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows to the total carrying amount of goodwill, other intangible assets and property and equipment for each asset category. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect management's best estimates. Based on the results of these tests, we determined that the carrying amounts of the Commerce and related technology and PublishOne services long-lived assets were impaired.

  With the assistance of independent valuation experts, we determined the fair value of the long-lived assets for the impaired asset categories. Fair value was determined using the discounted cash flow method, using a discount rate of 18% and an estimated residual value. The discount rate was based upon our and other comparable companies' weighted average cost of capital. A write-down of goodwill and intangible assets totaling $31.1 million was recorded during the second quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $20.9 million for goodwill and $10.2 million for other acquired intangible assets.

Liquidity and Capital Resources

  Cash, cash equivalents and marketable and restricted investments totaled $158.4 million at June 30, 2001, a decrease of $17.8 million from December 31, 2000. The change during the six months ended June 30, 2001 is primarily attributable to $20.0 million of cash generated from the sale of 4.0 million shares to Nokia Finance International B.V., a subsidiary of Nokia Corporation, in January 2001 and from proceeds from the exercise of employee stock options and employee stock purchases, offset by our net loss for the six months ended June 30, 2001 of $76.8 million.

  Net cash used in operating activities totaled $35.0 million in the six months ended June 30, 2001. The cash used in the period is primarily attributable to the net loss of $76.8 million, partially offset by various non-cash charges such as depreciation and amortization of $1.7 million, amortization of goodwill and other intangible assets of $4.8 million, stock related compensation of $1.1 million, impairment of long-lived assets of $31.1 million, and loss on equity investments of $3.0 million.

  Net cash used in investing activities totaled $4.4 million in the six months ended June 30, 2001. The cash used in the period is primarily attributable to capital expenditures totaling $3.5 million principally comprised of computer equipment and software used to support our product development and increased employee base, and net investment activity of $591,000.

  Net cash provided by financing activities was $20.5 million in the six months ended June 30, 2001, due to cash generated from issuing common stock in conjunction with our licensing agreement with Nokia Corporation and, to a lesser extent, from the exercise of employee stock options.

     At June 30, 2001, our principal source of liquidity was $158.4 million in cash, cash equivalents, marketable and restricted investments. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures or anticipated requirements or take advantage of future opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

     In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

Our business model is new, evolving and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

  Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The market for digital commerce services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts' expectations of our future operating results. The success of our business has depended partly upon our ability to generate license and support fees, and transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions using our Commerce software. However, some of our licensees have just begun using our Commerce technology and certain Rights|System components in the commercial distribution of their products and we have not earned any material transaction fees under this business model. With the announcement of our Rights|System software platform in July 2001, we announced that we would continue to support the Commerce products, but we would make no further enhancements to such products. As a result, licensees of our Commerce products may choose not to continue using our Commerce products which could significantly limit the future revenue from existing licensees. In addition, we are not devoting any material business development or sales resources to attracting new licensees for our Commerce software. The volume of products and services distributed using our technology has been and may continue to be too small to support or grow our business. In addition, the success of our business now depends largely upon our ability to license our new Rights|System product suite. Because we have not yet completed any Rights|System product licenses, we may not generate sufficient revenue to support and grow our business.

Our future revenue is significantly dependent on market acceptance of Rights|System software products.

  Our future revenue depends significantly on successful completion and market acceptance of the Rights|System products we announced in July 2001. The Rights|System products are not yet ready for shipment to customers and we have not completed any licenses of these products, making it difficult to predict both the amount of revenue we will generate and when we will be able to recognize revenue from these products. In addition, the Rights|System products may not meet the requirements of the market and we may not be able to license the Rights|System products under desirable terms and conditions. Failure to complete or license the Rights|System products may negatively impact our future revenue.

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

  Our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of securities analysts or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

 . a lack of demand for, or slow customer adoption of, our Rights|System software products

 . the inability of our existing licensees and their customers to commercialize our technology, or delays or deferrals in this commercialization;

 .  the inability of our licensees to pay our license and other fees;

 . our inability to develop or commercialize our technology to meet our customers' requirements on a timely basis;

 .  a decline in the demand for digital goods and services;

 .  a decline in the demand for our Commerce software products;

 . our failure to quickly reduce costs in the event of unanticipated declines in revenues in a given period;

 .  expenses related to the issuance of stock to our partners;

 . higher than expected operating expenses, including expenses related to the patent infringement litigation we initiated against Microsoft;

 .  higher spending on deployment programs;

 .  customer budget cycles and changes in these budget cycles; and

 . impairment charges recorded to reduce goodwill and other intangible assets associated with our acquisitions to their estimated fair values.

We are dependent on international sales which subject us to a variety of risks.

  We received approximately 57% of our total revenues in the six months ended June 30, 2001, 51% of our total revenues in 2000 and 67% of our total revenues in 1999 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

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


We have a history of losses and we expect our operating losses and expenses to increase significantly.

  Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $76.8 million for the six months ended June 30, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to continue to have significant research and development, sales and marketing, and general and administrative expenses. In addition, we expect to incur significant expenses related to the patent litigation we recently initiated against Microsoft. As a result of these expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our technology to sustain and grow our business.

  We will not generate sufficient revenue to grow our business unless we maintain relationships with existing Commerce software licensees and begin licensing our Rights|System product suite to a significant number of partners and customers.

We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of June 30, 2001, only 62 companies have licensed our Commerce software and certain Rights|System components for commercial use. As of June 30, 2001, approximately eight companies have been involved in the limited commercial deployment of our Commerce software and certain Rights|System components. Our ability to attract new licensees will depend on a variety of factors, including the following:

 . the performance, reliability and security of our Rights|System products and services;

 . the scalability of our Rights|System products and services--the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;

 .  the cost-effectiveness of our Rights|System products and services; and

 .  our ability to market our Rights|System products and services effectively.

  Our ability to attract new licensees will also depend on the performance of our initial licensees. Many potential licensees may resist working with us until our and our initial licensees' applications and services have been successfully introduced into the market and have achieved market acceptance. We may not be able to attract a critical mass of licensees that will develop products and services, and our licensees may not achieve the widespread deployment of users we believe is necessary for us to become successful. In addition, we may not be able to establish relationships with important potential customers if we have already established relationships with their competitors. Therefore, it is important that we are perceived as a neutral and trusted technology and service provider.

Our operating results have been and may continue to be harmed if our licensees or potential licensees suffer from downward economic cycles.

  Our ability to license our technology depends on the economic strength and budgetary cycles of potential licensees. Many of our licensees are Internet-related and start-up companies that currently face unfavorable market conditions and budgetary pressures. Recently, some of our licensees have defaulted on their payment obligations to us and others might default in the future. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

The long and complex process of licensing our software and hardware products could delay the deployment of our technology and harm our business.

  As Rights|System is a new DRH platform and product suite being introduced, the process of licensing our Rights|System products may be long and complex, initial license fees could be delayed or reduced as a result of this process, and our future revenue and operating results could be impaired. Before committing to license our products, our licensees must generally consider a wide range of issues including product benefits, installation and infrastructure requirements, ability to work with existing computer systems, ability to support a large user base, functionality, security, and reliability. The process of entering into a licensing agreement with a company has typically involved lengthy negotiations, but we do not know the length of the sales cycle relating to our new products as we have not completed any Rights|System licenses. As a result it is difficult for us to predict the quarter in which a particular prospect might sign a license agreement. In addition, in some cases we develop specific software applications for our licensees. We cannot predict if we will deliver these applications in a timely manner or at all.

  Because our technology must be integrated into the products and services of our licensees, there could be significant delay between our licensing the software and our licensees' commercial deployment of their products and services, which in part will delay our receipt of transaction fee revenue.

  Our success depends upon the deployment of our technology by a potential licensee in the use and sale of digital content. Our licensees may undertake a lengthy process of integrating our technology into their existing systems or a new system. The integration often receives re-engineering of these business processes, which may delay the deployment of our technology. Until a licensee deploys our technology, we do not receive transaction fees from that licensee.

  We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys applications based on our software could be lengthy and will vary, which makes it difficult for us to predict when transaction revenue will be recognized.

Our software and hardware products have only recently been used by our licensees in limited commercial deployment, making evaluation of our business and prospects difficult.

  We began offering the general availability release of our Commerce software in December 1998, and released version 1.5 in April 2001. Our and our licensees' applications and services based on our Commerce and other software and hardware products are in development or have only been released for evaluation in very limited commercial launches. It is still possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. Our new Rights|System product has not been released to any customers. Once we complete the develoment of the Right|System products it is possible that we or one of our partners or customers may uncover serious technical and other problems with those products. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

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

  In April 2001, we filed a claim against Microsoft Corporation alleging that certain of their technology infringes our United Stated Patent No. 6,185,683.
We have subsequently amended our claim to also allege infringement by Microsoft Corporation of our United States Patent No. 6,253,193, United States Patent No. 5,920,861and United States Patent No. 5,940,504. The claim is in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for that purpose. There is no assurance that we will be successful in this claim, and an unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and reducing demand for our products.

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

  The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, new releases of our software and other products that offer features and functionality that we do not currently provide. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. In the past we have experienced delays in new product releases, and we may experience similar delays in the future.

  In particular, we are currently increasing our focus on our new Rights|System platform, which we believe is important to meeting our customer and market demands. Delays in our ability to develop and release the Rights|System software could seriously harm our operating results.

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

  Our markets are new, rapidly evolving, and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. We encounter current or potential competition from a number of sources, including:

 . providers of secure digital distribution technology like Adobe, IBM, Microsoft, and Real Networks;

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

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 324 employees at June 30, 2001. On April 30, 2001 and August 2, 2001, we announced plans to reduce our workforce by approximately 15% and 12%, respectively, in order to reduce costs and increase efficiency. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

We are subject to securities class action litigation which may harm our business and results of operations.

  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II,
Item 1 - "Legal Proceedings" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

  In addition, on June 8, 2001, our board of directors approved a stockholders' rights plan. Under the plan, rights were distributed as a dividend at the rate of one right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. The plan is designed to protect stockholders in the event of an unsolicited attempt to acquire InterTrust and could make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

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

  We depend on the widespread acceptance of commerce in digital information over the Internet, through wireless and cable networks, and other means. These methods for distribution of digital information may not be commercially accepted for a number of reasons, including:

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

  Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At June 30, 2001 and December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.  OTHER INFORMATION


                      INTERTRUST TECHNOLOGIES CORPORATION


Item 1.  Legal Proceedings.

  On April 26, 2001, we filed a patent infringement complaint against Microsoft Corporation in the United States District Court for the Northern District of California. In the complaint, we have alleged that certain of Microsoft's products infringe our United States Patent No. 6,185,683 and we are seeking an injunction in addition to monetary damages. We have subsequently amended our complaint to also allege infringement by Microsoft Corporation of our United States Patent No. 6,253,193, United States Patent No. 5,920,861and United States Patent No. 5,940,504.

  On May 17, 2001, June 6, 2001, June 7, 2001 and July 3, 2001, complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and the members of the underwriting syndicate involved in InterTrust's initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the individual defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors.

Item 2.  Changes in Securities and Use of Proceeds.

  (a) Changes in Securities.

  On June 8, 2001, our board of directors approved a stockholders' rights plan. Under the plan, rights were distributed as a dividend at the rate of one preferred share purchase right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. Each preferred share purchase right entitles the registered holder to purchase from InterTrust one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $20.00 per one one-thousandth, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of June 8, 2001, as the same may be amended from time to time, between InterTrust and Fleet National Bank, as Rights Agent, filed as Exhibit 4.1 to our Form 8-K filed June 27, 2001.

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

  The net proceeds were used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at June 30, 2001.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.    Other Information.

     None.

Item 6.    Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

    Exhibit
      No.                                                    Description
---------------                                             -------------
       3.1       Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of
                 Delaware on November 1, 1999 -- incorporated herein by reference to Exhibit 3.2 to the
                 Registrant's Registration Statement on Form S-1 (File No. 333-84033).
       3.2***    Amended and Restated Bylaws of the Registrant.
       4.1       Reference is made to Exhibits 3.1 and 3.2.
       4.2*      Form of Registrant's Common Stock certificate.
       4.3*      Form of Registration Rights under select Convertible Promissory  Notes.
       4.4*      Form of Registration Rights under select Class A Common Stock Purchase Agreements.
       4.5*      Form of Series A Preferred Stock Registration Rights.
       4.6*      Form of Series B, C, D and E Preferred Stock Registration Rights.
       4.7*      Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.
       4.8       Stockholder Rights Agreement, by and between the Registrant and Nokia Finance International B.V., dated January 31, 2001 -- incorporated herein by reference to Exhibit 4.1 to the Registrant's Form
                 8-K filed February 20, 2001.
       4.9       Rights Agreement dated June 8, 2001 -- incorporated herein by reference to Exhibit 4.1 to the
                 Registrant's Form 8-K filed June 27, 2001.
      10.1*      Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
      10.2*      1999 Equity Incentive Plan and forms of agreements thereunder.
      10.3*      1999 Employee Stock Purchase Plan.
      10.4*      1999 Non-Employee Directors Option Plan.
      10.5       Lease between Mission West Properties, L.P. and the Registrant dated  July 21, 1999 --
                 incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on
                 Form S-1 (File No. 333-84033).
      10.6+      Technology Development, Marketing, and License Agreement by and between the Registrant and
                 National Westminster Bank PLC dated August 18, 1998 -- incorporated herein by reference to Exhibit
                 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-84033).
      10.7+      Technology Development and License Agreement by and between the Registrant and Universal Music
                 Group, Inc. dated April 13, 1999 -- incorporated herein by reference to Exhibit 10.13 to the
                 Registrant's Registration Statement on Form S-1 (File No. 333-84033).
      10.8+      Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996 -- incorporated herein by reference to Exhibit 10.14

    Exhibit
      No.                                                    Description
---------------                                             -------------
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

 +   Confidential treatment requested.


 (b)  Reports on Form 8-K.

     On July 26, 2001, the Company filed a report on Form 8-K in which it disclosed that the Company appointed Patrick S. Jones to its Board of Directors.

     On June 27, 2001, the Company filed a report on Form 8-K in which it disclosed that the Board of Directors of the Company adopted a stockholder rights plan on June 8, 2001.

     On June 12, 2001, the Company filed a report on Form 8-K in which it disclosed that the Company had been named as a defendant in several class action law suits.

     On May 1, 2001, the Company filed a report on Form 8-K in which it disclosed that the Company had filed a claim against Microsoft Corporation alleging patent infringement.

                      INTERTRUST TECHNOLOGIES CORPORATION

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTERTRUST TECHNOLOGIES CORPORATION


                           By: /s/ Victor Shear
                               ----------------
                               Victor Shear
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date:  August 17, 2001     By: /s/ Gregory S. Wood
                               -------------------
                               Gregory S. Wood
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)