Form 10-Q
period 2001-09-30
INTERTRUST TECHNOLOGIES CORP
filed 2001-11-14
CIK 1089717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from       to

                       Commission File Number 000-27287

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes  X  No    , and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [_].

   The number of shares outstanding of the Registrant's Common Stock as of October 31, 2001 was 95,046,956.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INTERTRUST TECHNOLOGIES CORPORATION

                                     INDEX

                                                                                               Page No.
                                                                                               --------
Part I.  Financial Information

Item 1.  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.     3

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2001 and 2000........................................................     4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000........................................................     5

         Notes to Condensed Consolidated Financial Statements.................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk...........................    30

Part II. Other Information

Item 1.  Legal Proceedings....................................................................    32

Item 2.  Changes in Securities and Use of Proceeds............................................    32

Item 3.  Defaults Upon Senior Securities......................................................    32

Item 4.  Submission of Matters to a Vote of Security Holders..................................    32

Item 5.  Other Information....................................................................    33

Item 6.  Exhibits and Reports on Form 8-K.....................................................    33

Signature.....................................................................................    35

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      INTERTRUST TECHNOLOGIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                             September 30, December 31,
                                                                                 2001          2000
                                                                             ------------- ------------
                                                                              (unaudited)    (Note 1)
                                  ASSETS
------
Current assets:
   Cash and cash equivalents................................................   $  20,219    $  23,811
   Short-term investments...................................................      93,069      134,707
   Accounts receivable, net of allowance of $2,300 in 2001 and $178 in 2000.       1,255        3,928
   Other current assets.....................................................       1,805        2,771
                                                                               ---------    ---------
       Total current assets.................................................     116,348      165,217
   Property and equipment, net..............................................      11,358        8,919
   Restricted long-term investment..........................................         945          944
   Long-term investments....................................................      28,413       16,783
   Goodwill and other intangible assets, net................................       6,251       29,453
   Other assets.............................................................       2,218        5,557
                                                                               ---------    ---------
                                                                               $ 165,533    $ 226,873
                                                                               =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (DEFICIT)
------------------------------------
Current liabilities:
   Accounts payable.........................................................   $   1,922    $   2,728
   Accrued compensation.....................................................       2,693        2,155
   Other accrued liabilities................................................       1,679        1,110
   Deferred revenue.........................................................       5,181        5,915
                                                                               ---------    ---------
       Total current liabilities............................................      11,475       11,908
Deferred revenue--long-term portion.........................................       4,903        7,617
Other long-term liabilities.................................................       2,711           --
                                                                               ---------    ---------
                                                                                  19,089       19,525
Commitments.................................................................          --           --

Stockholders' equity:
   Common stock, $0.001 par value, 120,000,000 authorized 94,999,228 and
     87,776,991 issued and outstanding at September 30, 2001 and 2000.......          95           88
   Additional paid-in capital...............................................     371,230      340,380
   Deferred stock compensation..............................................      (2,440)      (3,274)
   Notes receivable from stockholders.......................................          --         (516)
   Accumulated other comprehensive income...................................         988          376
   Accumulated deficit......................................................    (223,429)    (129,706)
                                                                               ---------    ---------
       Total stockholders' equity...........................................     146,444      207,348
                                                                               ---------    ---------
                                                                               $ 165,533    $ 226,873
                                                                               =========    =========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                Three Months Ended   Nine Months Ended
                                                                   September 30,       September 30,
                                                                ------------------  ------------------
                                                                  2001      2000      2001      2000
                                                                --------  --------  --------  --------
Revenues:
   Licenses.................................................... $  1,542  $  1,188  $  4,491  $  2,764
   Software support and training...............................      185       861     1,343     2,153
   Services....................................................      205        48       720       194
   Hardware....................................................       --        --        12        --
                                                                --------  --------  --------  --------
       Total revenues..........................................    1,932     2,097     6,566     5,111
Cost of revenues:
   Licenses....................................................      112       133       339       346
   Software support and training (exclusive of amortization of deferred compensation of $5 and $6 for the three months
     ended September 30, 2001 and 2000 and $18 and $28 for
     the nine months ended September 30, 2001 and 2000,
     respectively).............................................      161       236     1,074       565
   Services....................................................      954       934     4,433     2,291
   Hardware....................................................       --        --       840        --
                                                                --------  --------  --------  --------
       Total cost of revenues..................................    1,227     1,303     6,686     3,202
                                                                --------  --------  --------  --------
Gross profit (loss)............................................      705       794      (120)    1,909
Operating costs and expenses:
   Research and development (exclusive of amortization of
     deferred compensation of $173 and $150 for the three
     months ended September 30, 2001 and 2000 and $515 and
     $698 for the nine months ended September 30, 2001 and
     2000, respectively).......................................    9,786     6,470    28,181    17,446
   Sales and marketing (exclusive of amortization of deferred compensation of $441 and $125 for the three months ended
     September 30, 2001 and 2000 and $655 and $486 for the
     nine months ended September 30, 2001 and 2000,
     respectively).............................................    3,552     4,493    16,609    12,511
   General and administrative (exclusive of deferred
     compensation expense of $224 and $465 for the three
     months ended September 30, 2001 and 2000 and $770 and
     $1,478 for the nine months ended September 30, 2001 and
     2000, respectively).......................................    4,055     2,520    12,530     7,021
   Purchased in-process research and development...............      567        --       567     6,100
   Amortization of goodwill and other intangible assets........      259       923     4,815     1,845
   Amortization of deferred compensation.......................      843       746     1,958     2,690
   Impairment of long-lived assets.............................       --        --    31,086        --
   Non-recurring charges.......................................      540        --     1,710        --
                                                                --------  --------  --------  --------
       Total operating costs and expenses......................   19,602    15,152    97,456    47,613
                                                                --------  --------  --------  --------
Loss from operations...........................................  (18,897)  (14,358)  (97,576)  (45,704)
Interest and other income, net.................................    1,966     3,306     6,851     8,184
Loss on equity investments.....................................       --        --    (2,996)       --
                                                                --------  --------  --------  --------
Net loss....................................................... $(16,931) $(11,052) $(93,721) $(37,520)
                                                                ========  ========  ========  ========
Basic and diluted net loss per share........................... $  (0.18) $  (0.13) $  (1.01) $  (0.45)
                                                                ========  ========  ========  ========
Shares used in computing basic and diluted net loss per share..   93,981    85,434    92,825    82,871
                                                                ========  ========  ========  ========

                            See accompanying notes.

                      INTERTRUST TECHNOLOGIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                      ------------------
                                                                                        2001      2000
                                                                                      --------  --------
Operating activities
Net loss............................................................................. $(93,721) $(37,520)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock issued for services.........................................................      122        --
   Depreciation and amortization of property and equipment...........................    2,864     1,341
   Amortization of goodwill and other intangible assets..............................    5,175     1,845
   Amortization of deferred stock compensation.......................................    1,794     2,750
   Compensation expense related to forgiveness of notes receivable from stockholders.       16        --
   Impairment of long-lived assets...................................................   31,086        --
   Gain from sales of investments....................................................     (194)       --
   Purchased in-process research and development.....................................      567     6,100
   Loss on equity investments........................................................    2,996        --
   Changes in operating assets and liabilities
       Accounts receivable...........................................................    2,676       806
       Other current assets..........................................................    1,124    (2,327)
       Accounts payable..............................................................   (1,372)      917
       Accrued compensation..........................................................      538     3,294
       Other accrued liabilities.....................................................   (1,310)     (468)
       Deferred revenue..............................................................   (3,448)       16
                                                                                      --------  --------
Net cash used in operating activities................................................  (51,087)  (23,246)

Investing activities
   Capital expenditures..............................................................   (4,230)   (5,541)
   Business acquisition, net of cash acquired........................................     (457)       --
   Purchases of short-term investments...............................................  (34,342)  (38,892)
   Sales and maturities of short-term investments....................................   76,380    40,856
   Purchases of long-term investments................................................  (55,484)  (24,237)
   Sales and maturities of long-term investments.....................................   44,259        --
   Other noncurrent assets, net......................................................     (177)   (1,232)
                                                                                      --------  --------
Net cash provided by (used in) investing activities..................................   25,949   (29,046)

Financing activities
   Proceeds from issuance of common stock, net.......................................   20,145    96,291
   Proceeds from exercise of stock options and warrants..............................    1,036        --
   Proceeds from purchases under employee stock purchase plan........................      365        --
   Notes receivable from stockholders, net...........................................       --        63
                                                                                      --------  --------
Net cash provided by financing activities............................................   21,546    96,354
Net increase (decrease) in cash and cash equivalents.................................   (3,592)   44,062
Cash and cash equivalents at beginning of period.....................................   23,811    98,286
                                                                                      --------  --------
Cash and cash equivalents at end of period........................................... $ 20,219  $142,348
                                                                                      ========  ========

                      INTERTRUST TECHNOLOGIES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments, consisting only of normal recurring adjustments, $540,000 and $1,170,000 adjustments for restructuring charges in the quarters ending September 30 and June 30, 2001, respectively and a $31.1 million adjustment for the impairment of long-lived assets in the quarter ended June 30, 2001, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (the "Annual Report"). Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

Net Loss Per Share

   Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

                                                                Three Months Ended   Nine Months Ended
                                                                   September 30,       September 30,
                                                                ------------------  ------------------
                                                                  2001      2000      2001      2000
                                                                --------  --------  --------  --------
Net loss....................................................... $(16,931) $(11,052) $(93,721) $(37,520)
                                                                ========  ========  ========  ========
Basic and diluted:
   Weighted-average shares of common stock outstanding.........   94,712    85,718    93,475    83,251
   Less weighted-average shares subject to repurchase..........     (731)     (284)     (650)     (380)
                                                                --------  --------  --------  --------
   Weighted-average shares used in computing basic and diluted
     net loss per common share.................................   93,981    85,434    92,825    82,871
       Basic and diluted net loss per common share............. $  (0.18) $  (0.13) $  (1.01) $  (0.45)

   We excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 8,025,000 and 13,230,000 for the three months ended September 30, 2001 and 2000, respectively, and 7,944,000 and 15,350,000 for the nine months ended September 30, 2001 and 2000, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Revenue Concentration

   Three customers accounted for 21%, 20% and 17% of total revenues in the three months ended September 30, 2001 compared to 20%, 16%, and 11% of total revenues in the comparable period of 2000; and three customers accounted for 36%, 25% and 13% of total revenues for the nine months ended September 20, 2001 compared to 35%, 28%, and 11% in the comparable period of 2000. International revenues were 62% and 56% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 49% and 44% for the nine months ended September 30, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

   Intangible assets are primarily comprised of goodwill, purchased technology and patent rights, assets related to acquired workforce in place, and capitalized patent application costs related to internally developed technology. These assets are amortized using the straight-line method over the estimated useful lives of the assets, generally two to 17 years.

   During the second quarter of 2001, our management identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included the slower than expected development of the Digital Rights Management (DRM) market, aggressive marketing efforts by our principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from our existing Commerce product platform to the new Rights|System product platform.

   We determined that we had three categories of long-lived assets with attributable and identifiable cash flows: Commerce and related technology, Rights|System technology, and PublishOne services. Commerce and related technology long-lived assets include goodwill and other intangible assets recorded in connection with our acquisitions of Infinite Ink in March 2000 and PassEdge in December 2000. Rights|System technology assets primarily consist of property and equipment, patents and acquired workforce. PublishOne services assets consist of goodwill and other intangible assets recorded in connection with our acquisition of PublishOne in January 2001.

   With the assistance of independent valuation experts, we performed asset impairment tests for each of the three identified asset categories. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows after the five-year period, to the total carrying amount of goodwill, other intangible assets and property and equipment for each asset category. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect management's best estimates. Based on the results of these tests, we determined that the carrying amounts of the Commerce and related technology and PublishOne services long-lived assets were impaired.

   With the assistance of independent valuation experts, we determined the fair value of the long-lived assets for the impaired asset categories. Fair value was determined using the discounted cash flow method, using a discount rate of 18% and an estimated residual value. The discount rate was based upon the weighted average cost of capital for InterTrust and comparable companies. A write-down of goodwill and intangible assets totaling $31.1 million was recorded during the second quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $20.9 million for goodwill and $10.2 million for other acquired intangible assets.

Investments in Privately-held Companies

   Investments in privately-held companies primarily consist of equity and debt securities in which InterTrust owns less than a 20% interest. InterTrust invests in entities based upon factors that include the size of the market opportunity and the barriers to entering that market, the strength of the entity's products, services, and intellectual property, the previous experience of the management team and its ability to execute on its business plan, and the financial projections of the prospect. Additionally, InterTrust also considers the strategic importance of the entity's technology in furthering the adoption of DRM technologies.

   InterTrust does not have the ability to exercise significant influence over any of the companies in which it invests and accordingly accounts for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. As a result of the deterioration of financial markets and the corresponding effect on private company valuations and financing prospects during the second quarter of 2001, we recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies.

   The remaining investment in privately-held companies of $250,000 at September 30, 2001 is included in other assets in the consolidated balance sheet. InterTrust has not participated in subsequent financings for any of the companies in which it is invested, and it is not obligated or committed in any way to participate in any future financings of any of its investments.

Recent Accounting Pronouncements

   On January 1, 2001, we adopted SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including foreign exchange contracts, and hedging activities. In June 2001, the FASB issued SFAS No. 138, ''Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

   In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We expect the adoption of these accounting standards may result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and other intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS 144 will have a material impact on our financial position or results of operations.

2.  BUSINESS COMBINATIONS

   On January 30, 2001, we acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne Inc. (PublishOne), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, we owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. The InterTrust options issued in connection with the assumption of the PublishOne options were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 7%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of September 30, 2001, no milestones have been met.

   We allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

Tangible Assets........ $ 1,581
Purchased Technology...   1,671
Acquired Workforce.....   1,452
Other Intangible assets     610
Deferred Compensation..   3,323
Goodwill...............   8,255
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

   On August 8, 2001, we acquired the remaining 81.1% of Zero Gravity Technologies Corporation, a developer of a policy based secure email product. Prior to the acquisition date, we owned approximately 18.9% of Zero Gravity's outstanding stock. The transaction was accounted for as a purchase and the results of Zero Gravity's operations have been included in the condensed consolidated financial statements from the date of acquisition. InterTrust paid $510,000 (net of cash received), issued 500,000 shares of InterTrust common stock at a fair value of $0.98, assumed liabilities of $198,000, and paid $2,000 in acquisition costs to acquire all of the shares of Zero Gravity that we did not already own. In addition, InterTrust assumed outstanding Zero Gravity employee stock options equivalent to approximately 60,000 shares of InterTrust common stock at a fair value of $0.98 per share. The InterTrust options issued in connection with the assumption of the Zero Gravity options were valued using the Black-Scholes option pricing model assuming a volatility of 2.2, expected life of 9.3 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $0.98. Total acquisition price was $1,509,000 and was allocated as follows: 38% to in-process research and development, 30% to acquired workforce and 25% to goodwill. The purchase price of $1,509,000 was allocated based on an internal valuation as follows (in thousands):

Tangible Assets.................... $  111
In-Process Research and Development    567
Goodwill...........................    831
                                    ------
                                    $1,509
                                    ======

   Goodwill and other intangible assets will be accounted for in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. These assets will not be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The following pro forma data summarizes the results of operations for the periods indicated as if the PublishOne and Zero Gravity acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. Prior to their acquisition, PublishOne and Zero Gravity were customers of InterTrust. The pro forma amounts exclude revenues and expenses recognized in transactions between PublishOne, Zero Gravity and InterTrust. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

   Pro forma results for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------  ------------------
                                        2001      2000      2001      2000
                                      --------  --------  --------  --------
Revenues............................. $  1,932  $  2,097  $  6,569  $  5,111
Net loss............................. $(16,970) $(13,624) $(96,127) $(42,385)
Net loss per share--basic and diluted $  (0.18) $  (0.16) $  (1.04) $  (0.51)

3. SALE OF SECURITIES

   On January 31, 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share to Nokia Corporation (Nokia) for total cash consideration of $20,000,000. The fair market value of the stock on that day was $4.6875 per share. We accounted for the difference of $0.3125 per share as additional paid-in capital. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally, per an agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust board of directors.

4. RESTRUCTURING COSTS

   On April 30, 2001, we announced and formally adopted a program to reduce our worldwide workforce. The reduction resulted in the decrease of 43 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of 2001. Of the 43 terminated employees, 41 had left InterTrust by June 30, 2001 and the remaining 2 employees left at different dates during September 2001. We recorded a non-recurring charge of approximately $1.2 million relating primarily to severance and fringe benefits which is included in non-recurring charges in the statement of operations.

   On August 2, 2001, we further reduced our worldwide workforce. The reduction resulted in the decrease of 33 regular employees across all business functions, operating units, and geographic regions. All 33 terminated employees left InterTrust, and all cash payments were made by September 30, 2001. We recorded a non-recurring charge of approximately $540,000 relating to severance and fringe benefits, and the charge is included in non-recurring charges in the statement of operations. All severance payments we made during the three months ended September 30, 2001.
   A summary of workforce reduction costs during the nine months ended September 30, 2001 is outlined as follows:

                    Total       Cash        Balance at
                    Charge    Payments  September 30, 2001
                  ---------- ---------- ------------------
Severance........ $1,666,000 $1,666,000    $         --
Other Charges.... $   44,000 $   44,000    $         --
                  ---------- ----------    ------------
       Total..... $1,710,000 $1,710,000    $         --
                  ========== ==========    ============

5. COMPREHENSIVE INCOME

   Total other comprehensive income (loss) was $175,000 and $354,000 for the three months ended September 30, 2001 and 2000, respectively and $612,000 and $(175,000) for the nine months ended September 30, 2001 and 2000, respectively.

6. STOCK OPTION EXCHANGE PROGRAM

   On May 24, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date of June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. The exercise price of these new options will be equal to the fair market value of InterTrust's common stock on the date of grant, which is expected to be not earlier than December 23, 2001 or later than January 31, 2002. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the our board of directors, our officers and our senior executives were not eligible to participate in this program.

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

8. LEGAL PROCEEDINGS

   Between May 17, 2001 and July 3, 2001, complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and the members of the underwriting syndicate involved in InterTrust's initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 and May 16, 2001. The complaints allege, among other things, that InterTrust and the individual defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in its initial public offering in October 1999 and its secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. We believe that the claims against us are without merit and intend to defend against the complaints vigorously. In addition, Microsoft filed a claim which asserted infringement of two patents relating to the downloading of software, which we do not believe are significant to our business.

9. SUBSEQUENT EVENTS

   On October 31, 2001, we announced that we would reduce our workforce by approximately 103 employees and would consolidate certain business facilities. We will record a charge related to the reduction in force and closure of facilities in the three months ending December 31, 2001.

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

Overview

   We have developed a general purpose digital rights management, or DRM, platform to serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. The general availability version of our Commerce software, our first generation DRM product, was delivered to our partners in December 1998, and some partners began using the technology on a limited commercial basis in January 2000. We are currently transitioning to our second generation DRM product, Rights|System, a product designed to be platform-independent, componetized, efficient and scalable for content, service and technology providers who are seeking to deliver high-volume, retail-based subscription services for music, video, and documents. The Rights|System product is designed to allow service providers to deliver governed content to a very broad range of devices and operating system platforms, including personal computers, set top boxes, video recorders, mobile communicators, and consumer electronics components such as game stations and portable devices. We have targeted Rights|System to be generally available to customers before the end of 2001. In addition, we have an extensive patent portfolio of 22 issued and approximately 90 patents pending worldwide relating to DRM, watermarking, and distributed trust management. We plan on licensing, as appropriate, our patent rights to customers who wish to build or operate their own DRM solutions, content distribution system, or other system that uses trust management technologies.

Discussion of Revenue Sources From Prior Quarters

   We license our DRM platform and software to companies to build digital commerce services and applications. We intend to license to content, technology, and commerce services partners to achieve widespread dissemination of our technology, an expanding consumer base, and broad participation by digital information providers. We currently derive substantially all our revenues from license fees for transactions entered into in past quarters that are related to our Commerce software, associated software support and training services, and professional services. In addition, our existing Commerce software license agreements generally required our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. To date, we have not derived any transaction fees associated with the license of our Commerce software. While we will continue to support our Commerce software licensees, we have announced that we will be making no future enhancements to the Commerce software. As a result, we believe that existing partners will transition to our Rights|System product and we expect that our Commerce licensees will choose to not commercially deploy the Commerce software. Therefore, we do not expect that any transaction fees will be generated from the use of the Commerce software. Whether our Commerce licensees transition to our Rights|System product will depend on the outcome of ongoing negotiations.

   The Commerce software license agreements entered into in past quarters provide different rights and technology depending on the commercial plans of our partners. Initial license fees received from these agreements varied in amount depending on factors such as partner commitments, scope of the license as it relates to commercial markets, territory, and term of agreement. Examples of partner commitments include deploying licensed products within a specified time frame, exclusively using portions of our technology, and using and publicly promoting us as the partner's preferred digital rights management technology. We have in the past decided, and may in the future decide, to reduce or eliminate initial license fees based on these factors. We do not believe that we can determine the amount of foregone revenue due to reduced or eliminated license fees with any reliable degree of certainty. Our Commerce software license fees were negotiated based on the terms and conditions of each individual agreement and take into account the scope of the license, the term, and the other commitments made by our partners that provide strategic value to us. In addition, we have entered into a limited number of license agreements which have varying license scopes and terms and which do not provide adequate comparable data to determine the amount of foregone revenue. InterTrust is obligated to provide unspecified upgrades and new releases with respect to Commerce software, on a when and if available basis, to the licensees over a one to two year period under the agreements for additional fees. InterTrust is not obligated to provide any funding to any licensee for the development of the licensee's software. In the future, we may enter into other equity payment arrangements.

   Licenses of our Commerce software generally required the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our Commerce license agreements generally included the right to obtain access to upgrades and new releases of Commerce software, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning with delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified custom development deliverable and do not have vendor specific objective evidence of fair value of the specified deliverable, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified deliverable, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At September 30, 2001, we had approximately $10.1 million of deferred license revenue.

   Our Commerce license agreements also required the payment of a transaction fee that is a percentage of revenues received by our partners from transactions and services that use our technology and sales of products incorporating our Commerce technology. Transactions involving the use of our Commerce technology to conduct the sale, lease, rental, or licensing of commercial content required the payment of a transaction fee based on the amounts paid by users or charged by our partners for selling or distributing the content. Transactions involving the use of our technology for commercial services generally required the payment of a transaction fee based on the amounts paid by users or charged by our partners for the services. Transactions involving the sale, lease, rental, or licensing of products incorporating our Commerce technology generally required the payment of a transaction fee based on the amounts paid by users or charged by our partners for the product. Our partners are required to pay all amounts due for transaction fees within specified periods, depending on the licensing arrangement. Our revenue recognition policy relating to transaction fees is to recognize the revenue when the amounts due are known, which will generally be in the quarter after the transaction. Prepaid transaction fees are recorded as deferred revenue and will be recognized when the related transactions occur. We have received $1.5 million in prepaid transaction fees, which are included in deferred revenue as of September 30, 2001. Prepaid transaction fees may generally be offset against a portion of transaction fee amounts due in any given quarter. To date, we have not recognized any material transaction fees from commercial transactions or services, or sales of products using our Commerce software.

   Software support and training services, which typically include the right to telephone and online support and customer training, are generally provided for in the Commerce software license agreements for an agreed-upon amount. Software support and training service revenue is recognized over the period in which the services are provided. Because we are not currently providing support for our Commerce software we do not expect to recognize significant future support fees in connection with our Commerce software licenses entered into in past quarters.

   TrustNet clearinghouse service revenues represent service fees for the use of our TrustNet clearinghouse infrastructure to pilot and test applications and services using our Commerce software. Service revenues include consulting and system integration services provided to the customer to establish an interface with the TrustNet clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting, system integration fees, and monthly service fees are recognized over the term of the service period.

   Professional services represent fees for consulting services provided to our customers for development and system integration not essential to the functionality of the software licensed. The revenue from these services is recognized as services are performed.

   National Computer Systems of Singapore, PricewaterhouseCoopers and Nippon Telegraph and Telephone accounted for 21%, 20% and 17% of total revenues respectively, in the three months ended September 30, 2001. National Computer Systems of Singapore, PricewaterhouseCoopers, and Nippon Telegraph and Telephone accounted for 22%, 23%, and 0% of total revenues, respectively, in the comparable period for 2000. Our success depends on significantly increasing the number of companies that license our technology and use it for the sale and management of digital content and services.

   In view of the rapidly changing nature of our industry and our new and unproven business model, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. As we are transitioning to our Rights|System product, we cannot make any predictions as to the demand for this product. Our business model has not succeeded in generating sufficient revenue to sustain our business. We also operate in an intensely competitive market for highly qualified technical, sales and marketing, and management personnel and periodically make salary and other compensation adjustments to retain and hire employees. As a result, we will need to generate significant additional revenue to achieve and maintain profitability. In addition, current economic conditions and limited visibility into customer demand makes prediction of our future revenues difficult. We expect to incur additional losses for at least the next several years.

Discussion of Future Revenue Sources

   In July 2001, we announced the development of Rights|System, our next generation DRM platform for content protection and management. The new platform is designed to be a lightweight, flexible, multi-platform environment that easily integrates with existing systems. It is also designed to provide the enterprise and business information sector with a platform to automate policies and protect documents beyond simple secure delivery and firewalls.

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

   While we have only recently announced the Rights|System product suite, several Rights|System components have previously been licensed to customers.

licenses of the new product suite, which is expected to be available for shipment to customers during the three months ended December 31, 2001. We have not completed any licenses and cannot predict the market response to and success of the Rights/System products. Our business development and sales efforts are focused on licensing the three basic components of the product suite under terms that would require the payment of annual license fees for each component and an annual support contract that is a percentage of the listed annual license fee. The most material license revenue may come from the licensing of server components, which are currently being offered on a per central processing unit or CPU, basis. The initial product release will have two server components, the rights fulfillment server and the retail services server. Customers will be able to license an initial number of CPU licenses suitable for their anticipated service capacity requirements and then can purchase additional CPU licenses as their demand increases. We also offer professional services to our customers and partners to aid in implementation and integration of our Rights|System products into their environments. We also expect that the Rights|System licenses may require the payment of transaction fees, relating to the sale, lease, rental, or licensing of commercial content using the Rights|System products. Currently, the TrustNet clearinghouse does not support Rights|System customers and we do not currently expect to derive any revenue from Rights|System-related TrustNet clearinghouse services.

   In addition to our recent announcements concerning Rights|System, on October 31, 2001, we announced that we are commencing the licensing our patent portfolio of 22 issued and approximately 90 patents pending in the field of DRM, watermarking, and distributed trust management to third parties. While we are currently engaged in discussions concerning licensing our patents, to date, we have not completed any patent license agreements and cannot predict if, when and under what terms licensing may occur.

Acquisitions

   On January 30, 2001, we acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne Inc. ("PublishOne"), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, we owned approximately 7.9% of PublishOne's outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne's operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, assumed liabilities of $5.2 million, and acquisition costs of approximately $250,000. The InterTrust options issued in connection with the assumption of the PublishOne options were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 7%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of September 30, 2001, no milestones have been met.

   We allocated PublishOne's purchase price based on the relative fair value of the net tangible and intangible assets acquired. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

Tangible Assets........ $ 1,581
Purchased Technology...   1,671
Acquired Workforce.....   1,452
Other Intangible Assets     610
Deferred Compensation..   3,323
Goodwill...............   8,255
                        -------
                        $16,892
                        =======

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

   On August 8, 2001, we acquired the remaining 81.1% of Zero Gravity Technologies Corporation ("Zero Gravity"), a developer of a policy-based secure email product. Prior to the acquisition date, we owned approximately 18.9% of Zero Gravity's outstanding stock. The transaction was accounted for as a purchase and the results of Zero Gravity's operations have been included in the condensed consolidated financial statements from the date of acquisition. InterTrust paid $510,000 (net of cash received), issued 500,000 new shares of InterTrust common stock at a fair value of $0.98, assumed liabilities of $198,000, and paid $2,000 in acquisition costs to acquire all of the shares of Zero Gravity that we did not already own. In addition, InterTrust assumed outstanding Zero Gravity employee stock options equivalent to approximately 60,000 shares of InterTrust common stock at a fair value of $0.98 per share. The InterTrust options issued in connection with the assumption of the Zero Gravity options were valued using the Black-Scholes option pricing model assuming a volatility of 2.2, expected life of 9.3 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $0.98. The purchase price of $1,509,000 was allocated based on an internal valuation as follows (in thousands):

Tangible Assets.................... $  111
In-Process Research and Development    567
Goodwill...........................    831
                                    ------
                                    $1,509
                                    ======

Stock Option Exchange Program

   On May 24, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date, which was June 22, 2001. The exercise price of these new options will be equal to the fair market value of InterTrust's common stock on the date of grant, which is not expected to be later than January 31, 2002. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our board of directors, our officers and our senior executives were not eligible to participate in this program.

Results of Operations

   Total revenues decreased to approximately $1.9 million in the three months ended September 30, 2001 from approximately $2.1 million in the comparable period of 2000. For the nine months ended September 30, 2001, total revenues increased to approximately $6.6 million from approximately $5.1 million in the comparable period of 2000.

   License revenues were approximately $1.5 million, or 80% of total revenues, for the three months ended September 30, 2001, as compared to $1.2 million or 57% of total revenues in the three months ended September 30, 2000, and primarily represent the amortization of deferred license fees. For the nine months ended September 30, 2001, license revenue increased to $4.5 million or 69% of total revenues, from $2.8 million, or 54% of total revenues, in the same nine month period in 2000. These increases were due to the growth in the number of licensing agreements over the prior year. No significant new license agreements were entered into during the quarter ended September 30, 2001 due to the transition to our new software platform, Rights|System.

   Revenue from software support and training decreased to $185,000 in the three months ended September 30, 2001 from approximately $861,000 in the three months ended September 30, 2000 and decreased to approximately $1.3 million for the nine months ended September 30, 2001 from approximately $2.2 million for the comparable period in 2000. These decreases were due to the expiration of a number of partner support agreements in the three months ended September 30, 2001 and the inability of many of our smaller licensees to pay amounts due under support agreements due to current economic conditions. As the majority of our support revenue relates to the Commerce Products, the transition to Rights|System has also negatively impacted support revenue. Software support and training services accounted for 10% and 41% of total revenues in the three month periods ended September 30, 2001 and 2000, respectively, and 21% and 43% for the nine month periods ended September 30, 2001 and 2000, respectively. We anticipate deriving support revenue in the future from our Rights|System product licenses.

   Services revenue increased to approximately $205,000 for the three months ended September 30, 2001 from $48,000 in the three months ended September 30, 2000 and increased to approximately $720,000 for the nine months ended September 30, 2001 from approximately $194,000 for the comparable period in 2000. Services revenue represents monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. The increase in services revenue was due to a greater number of consulting services performed during the nine months ended September 30, 2001. Services revenue accounted for 11% and 3% of total revenues in the three months ended September 30, 2001 and 2000, respectively, and accounted for 11% and 4% of total revenues in the nine months ended September 30, 2001 and 2000, respectively. We anticipate deriving service revenue in the future relating to the Rights|System product.

   There was no hardware revenue for the three months ended September 30, 2001. Hardware revenue recognized in the nine months ended September 30, 2001 was $12,000. This revenue was the result of chips sold to one customer under the terms of a short-term purchase agreement to provide chips for testing and trial production. No hardware revenue was recognized in the comparable periods in 2000. We do not expect to derive any significant revenue from hardware sales in future periods.

Cost of Revenues

   Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was approximately $112,000 during the three months ended September 30, 2001 and approximately $133,000 in the three months ended September 30, 2000. Cost of license revenue was approximately $339,000 during the nine months ended September 30, 2001 and approximately $346,000 in the comparable period in 2000. Cost of license revenue is expected to fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

   Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. Cost of software support and training revenue decreased to approximately $161,000 for the three months ended September 30, 2001 from approximately $236,000 for the three months ended September 30, 2000. In the first nine months of 2001, the cost of software support and training was approximately $1.1 million as compared to approximately $565,000 in the comparable period for 2000. The increase in cost of software support and training for the nine months ended September 30, 2001 represents the increase in support personnel required to provide technical assistance and training to our partners. Software support and training services costs are expected to fluctuate from period to period depending on the support requirements of our partners.

   Cost of services consists primarily of the outside services, personnel, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of services were approximately $954,000 during the three months ended September 30, 2001 and approximately $934,000 during the three months ended September 30, 2000. Cost of services was approximately $4.4 million during the nine months ended September 30, 2001 and approximately $2.3 million in the comparable period in 2000. These increases are primarily attributable to investment in clearinghouse infrastructure, personnel and the costs of performing consulting engagements.

   Cost of hardware was zero for the three months ended September 30, 2001. The cost of hardware for the nine months ended September 30, 2001 was approximately $840,000. These costs are related to the purchase of chips from a third party, and the customization and transport of the chips. The costs include a reserve for inventory in the amount of $823,000 due to cancellation of the supply agreement with our customer. There were no hardware costs for the comparable periods in 2000.

Research and Development

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $9.8 million for the three months ended September 30, 2001 and approximately $6.5 million for the three months ended September 30, 2000. In the first nine months of 2001, research and development spending was approximately $28.2 million as compared to approximately $17.5 million in the comparable period of 2000. These increases were primarily attributable to increases in personnel costs, recent business acquisitions, and consultant services associated with both product research and development. We anticipate research and development expenses will decrease significantly in the future due to the workforce reductions.

Sales and Marketing

   Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development and marketing, public relations, and other marketing expenses. Sales and marketing expenses decreased to approximately $3.6 million for the three months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000 due to compensation cost reductions related to our headcount reductions in April 2001 and August 2001. In the first nine months of 2001, sales and marketing expenses were approximately $16.6 million as compared to approximately $12.5 million in the comparable period of 2000. Increases in sales and marketing expenses were due primarily to an increase in sales and marketing personnel, consulting expenses, and to a lesser extent, public relations, promotional costs, and travel costs. We expect sales and marketing expense to vary in future periods based upon the implementation of marketing and promotional programs related to the release of new products. We anticipate sales and marketing expenses will decrease significantly in the future due to the workforce reductions.

General and Administrative

   General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $4.1 million for the three months ended September 30, 2001 from approximately $2.5 million for the three months ended September 30, 2000. General and administrative expenses were approximately $12.5 million for the nine months ended September 30, 2001 and $7.0 million for the comparable period in 2000. The increase was primarily attributed to increases in legal expenses, consulting expenses, insurance expenses, and bad debt expense. We expect general and administrative expenses to continue to increase as a result of litigation costs related to a claim of patent infringement we filed against Microsoft in April 2001. See further discussion in Other Factors Affecting Operating Results, Liquidity, and Capital Resources.

Amortization of Goodwill and Other Intangible Assets

   Amortization of goodwill and other intangible assets was $259,000 for the three months ended September 30, 2001 and $923,000 for the three months ended September 30, 2000. We recognized approximately $4.8 million of amortization expense during the nine months ended September 30, 2001 as compared to $1.8 million in the nine months ended September 30, 2000. Amortization of goodwill and intangible assets is related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. See further discussion in subsection Impairment of Goodwill and Other Intangible Assets.

Deferred Stock Compensation

   Deferred compensation represents the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. Additionally, in conjunction with the acquisition of PublishOne, the fair value of the unvested common stock subject to restricted stock agreements, and the intrinsic value of the unvested options held by PublishOne employees was allocated to deferred stock compensation. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. In the quarters ended September 30, 2001 and June 30, 2001 we recorded an adjustment to the deferred compensation balance in order to reflect a reduction in deferred compensation associated with employees who have left InterTrust. These adjustments resulted in decreases in deferred compensation of $88,000 and $481,000, respectively. We recognized approximately $843,000 of deferred compensation expense during the three months ended September 30, 2001 and $746,000 in the comparable period of 2000. We recognized approximately $2.0 million of related compensation expense during the nine months ended September 30, 2001 as compared to $2.7 million in the nine months ended September 30, 2000.

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

   On August 2, 2001, we further reduced our worldwide workforce. The reduction resulted in the decrease of 33 regular employees across all business functions, operating units, and geographic regions. All 33 terminated employees left InterTrust, and all cash payments were made by September 30, 2001. We recorded a non-recurring charge of approximately $540,000 relating to severance and fringe benefits, and the charge is included in non-recurring charges in the statement of operations. See Note 7 to the Condensed Consolidated Financial Statements for further information.

   On October 31, 2001, we announced that we would reduce our workforce by approximately 103 employees and would consolidate certain business facilities. We will record a charge related to the reduction in force and closure of facilities in the three months ending December 31, 2001.

   Due to these reductions, we will save approximately $23.0 million annually in salary related expenses. In addition, we are consolidating facilities, and there will be further savings due to the reduction in workforce and fewer facilities. Such additional savings have not been quantified at this time.

Interest and Other Income, net

   Interest and other income consists primarily of interest earned on cash and cash equivalents, and short and long-term investments. Interest and other income decreased to $2.0 million during the three months ended September 30, 2001 from $3.3 million in the comparable period in 2000. We recognized approximately $3.9 million of interest and other income in the nine months ended September 30, 2001 and $8.2 million in the comparable period of 2000. The decrease in interest income is due to lower cash and investment balances in the current period.

Impairment of Investments in Privately-held Companies

   Investments in privately-held companies primarily consist of equity and debt securities in which we own less than a 20% interest. We invest in entities based upon the size of the market opportunity, the entity's product or service's ability to meet market demands, the barriers to entry that are established by the entity's product or service offering, the long-term defensibility of product leadership in a defined marketplace, the previous experience of the management team and its ability to execute on its business plan, and the financial projections of the prospect. Additionally, we also consider the strategic importance of the entity's technology in furthering the adoption of digital rights management technologies.

   We do not have the ability to exercise significant influence over any of the companies in which we invest and accordingly account for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. As a result of the deterioration of financial markets and the corresponding effect on private company valuations and financing prospects, during the second quarter of 2001, we recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. The remaining investment in privately-held companies of $250,000 at September 30, 2001 is included in other assets in the consolidated balance sheet. We have not participated in subsequent financings for any of the companies in which we are invested, and we are not obligated or committed in any way to participate in any future financings of any of our investments.

Impairment of Goodwill and Purchased Intangible Assets

   As part of our review of our second quarter financial results, we performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with various acquisitions, with the assistance of third party valuation experts. The assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding their market capitalization, and the overall decline in industry growth rates, which indicate that this trend may continue for an indefinite period. As a result, we recorded a $31.1 million impairment charge in the second quarter of 2001 to reduce goodwill and other intangible assets associated with three acquisitions and their estimated fair values. The estimates of fair value were based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. The remaining goodwill and other intangible assets will be amortized using the straight-line method using a three year amortization rate thru December 31, 2001, resulting in an aggregate quarterly charge of $348,000 for the three months ending December 31, 2001. On January 1, 2002 we will no longer amortize the remaining goodwill, but we will review it for impairment annually (or more frequently if impairment indicators arise), in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

   Cash, cash equivalents and marketable and restricted investments totaled $142.6 million at September 30, 2001, a decrease of $33.6 million from December 31, 2000. The change during the nine months ended September 30, 2001 is primarily attributable to $20.0 million of cash generated from the sale of 4.0 million shares of our common stock to Nokia Finance International B.V., a subsidiary of Nokia Corporation, in January 2001 and from proceeds from the exercise of employee stock options and employee stock purchases, offset by our net loss for the nine months ended September 30, 2001 of $93.7 million.

   Net cash used in operating activities totaled $51.1 million in the nine months ended September 30, 2001. The cash used in the period is primarily attributable to the net loss of $93.7 million, partially offset by various non-cash charges such as depreciation and amortization of $2.9 million, amortization of goodwill and other intangible assets of $5.2 million, stock related compensation of $1.8 million, impairment of long-lived assets of $31.1 million, and loss on equity investments of $3.0 million.

   Net cash provided by investing activities totaled $26.0 million in the nine months ended September 30, 2001. The cash generated in the period is primarily attributable to net investment activity of $30.8 million offset by capital expenditures totaling $4.2 million principally comprised of computer equipment and software used to support our product development.

   Net cash provided by financing activities was $21.5 million in the nine months ended September 30, 2001, due to cash generated from issuing common stock to Nokia Corporation and, to a lesser extent, from the exercise of employee stock options.

   At September 30, 2001, our principal source of liquidity was $142.6 million in cash and cash equivalents and marketable and restricted investments. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures, meet anticipated capital requirements, or take advantage of future business opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

   In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

Our business model is new, in transition, and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

   Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The market for digital commerce services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts' expectations of our future operating results. The success of our business now depends largely upon our ability to develop and license our new Rights|System product suite and our patents. Because we have not yet completed any Rights|System product or patent licenses, we may not generate sufficient revenue to support and grow our business. The volume of products and services distributed using our technology has been and may continue to be too small to support or grow our business. The success of our business in the past has depended partly upon our ability to generate license and support fees, and transaction fees in the form of a percentage of fees charged by our licensees in commercial transactions using our Commerce software. With the announcement of our Rights|System software platform in July 2001, we announced that we would continue to support the Commerce products, but we would make no further enhancements to such products. As a result, licensees of our Commerce products may choose not to continue using our Commerce products and we do not expect any material future revenue from existing Commerce software licensees.

Our future revenue is significantly dependent on market acceptance of Rights|System software products.

   Our future revenue depends significantly on market acceptance and continued enhancements of the Rights|System products that we announced in July 2001. We have not completed any licenses of the Rights|System products, making it difficult to predict both the amount of revenue we will generate and when we will be able to recognize revenue from these products. In addition, the Rights|System products may not meet the requirements of the market and we may not be able to license the Rights|System products under desirable terms and conditions. Failure to complete or license the Rights|System products may negatively impact our future revenue.

Our future revenue is significantly dependent on our ability to license our patents.

   Our future revenue depends significantly on our ability to license our patents. We have not completed any licenses of our patents, making it difficult to predict both the amount of revenue we will generate and when we will be able to recognize revenue from these licenses. In addition, the validity of our patents may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed which could negatively impact our ability to, and terms under which we could, license our patents.

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

   Our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of securities analysts or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

 . a lack of demand for, or slow customer adoption of, our Rights|System software products;

 .  a lack of demand for licenses to our patent portfolio;

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

If we or third parties do not deploy our technology patent inventions and create a market for digital commerce, our business will be harmed.

   Relationships with leading content, technology, and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent we or our licensees fail, in whole or in part, to:

 .  deploy our technology or employ our patented inventions;

 . develop an infrastructure for the sale and delivery of digital goods and services;

 .  generate transaction fees from the sale of digital content and services;

 .  develop and deploy new applications; and

 .  promote brand preference for InterTrust products.

We have a history of losses and we expect our operating losses and expenses to increase significantly.

   Our failure to increase our revenues significantly would seriously harm our business. We derive most of our revenues from the sale of a small number of licenses. As a result, any delay in the recognition of revenue from a license would have a material adverse effect on our results of operations for subsequent accounting periods. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant and increasing losses in the future. We incurred net losses of $93.7 million for the nine months ended September 30, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to continue to have significant research and development, sales and marketing, and general and administrative expenses. In addition, we expect to incur significant expenses related to the patent litigation we initiated against Microsoft. As a result of these expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our technology and/or our intellectual property to sustain and grow our business.

   We may not generate sufficient product revenue to grow our business unless we maintain relationships with existing Commerce software licensees by transitioning them to our Rights|System product suite and begin licensing our Rights|System product suite to a significant number of new partners and customers.

   We have not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of September 30, 2001, only 62 companies have licensed our Commerce software and certain Rights|System components for commercial use. As of September 30, 2001, approximately eight companies have been involved in the limited commercial deployment of our Commerce software and certain Rights|System components. Our ability to attract new licensees will depend on a variety of factors, including the following:

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

   Our ability to attract new product licensees will also depend on the performance of our initial licensees. Many potential licensees may resist working with us until our and our initial licensees' applications and services have been successfully introduced into the market and have achieved market acceptance. We may not be able to attract a critical mass of licensees that will develop products and services, and our licensees may not achieve the widespread deployment of users we believe is necessary for a commercially successful product line. In addition, we may not be able to establish relationships with important potential customers if we have already established relationships with their competitors. Therefore, it is important that we are perceived as a neutral and trusted technology and service provider.

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

   As Rights|System is a newly announced DRM platform and product suite, the process of licensing our Rights|System products may be long and complex, initial license fees could be delayed or reduced as a result of this process, and our future revenue and operating results could be impaired. Before committing to license our products, our licensees must generally consider a wide range of issues including product benefits, installation and infrastructure requirements, ability to work with existing computer systems, ability to support a large user base, functionality, security, and reliability. The process of entering into a licensing agreement with a company has typically involved lengthy negotiations, but we do not know the length of the sales cycle relating to our new products as we have not completed any Rights|System licenses. As a result it is difficult for us to predict the quarter in which a particular prospect might sign a license agreement. In addition, in some cases we develop specific software applications for our licensees. We cannot predict if we will deliver these applications in a timely manner or at all.

We are dependent on international sales which subject us to a variety of risks.

   We received approximately 56% of our total revenues in the nine months ended September 30, 2001, 51% of our total revenues in 2000 and 67% of our total revenues in 1999 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

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

   Our success depends upon the deployment of our technology by a potential licensee in the use and sale of digital content. Our licensees may undertake a lengthy process of integrating our technology into their existing systems or a new system. The integration often requires re-engineering of these business processes, which may delay the deployment of our technology. Until a licensee deploys our technology, we do not receive transaction fees from that licensee.

   We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys applications based on our software could be lengthy and will vary, which makes it difficult for us to predict when transaction revenue will be recognized.

Our Commerce product has only recently been used by our licensees in limited commercial deployment, and our Rights|System product has not been released. Therefore, evaluation of our business and prospects is difficult.

   We began offering the general availability release of our Commerce software in December 1998, and released version 1.5 in April 2001. Our and our licensees' applications and services based on our Commerce and other software and hardware products are in development or have only been released for evaluation in very limited commercial launches. It is still possible that we or our licensees may uncover serious technical and other problems resulting in the delay or failure of the commercial deployment of our licensees' implementation of our Commerce software, including problems relating to security, the ability to support a large user base, and interoperability of our software or the combination of our software with our licensees' software. Our new Rights|System product has not been released to any customers. As we continue to develop the Rights|System products it is possible that we or one of our partners or customers may uncover serious technical and other problems with those products. We may not successfully address any of these problems and the failure to do so would seriously harm our business and operating results.

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

   In April 2001, we filed a lawsuit against Microsoft Corporation alleging that certain of their technology infringes our United Stated Patent No. 6,185,683. We have subsequently amended our claim to also allege infringement by Microsoft Corporation of our United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, and United States Patent No. 5,917,912. The claim is in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for that purpose. Microsoft has filed an answer which denied all the allegations as to the previously filed patents, and which asserted infringement of two patents relating to the downloading of software, which we do not believe are significant to our business. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions. There is no assurance that we will be successful in this lawsuit, and an unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and reducing demand for our products.

Security breaches of our software and our licensees' software could result in decreased demand for our technology by our licensees or their customers or in litigation.

   The secure transmission and trusted management of proprietary or confidential information over the Internet are essential to establishing and maintaining confidence in our Commerce and Rights|System products, and other software and hardware, and the software and services developed using our software. Without this confidence, potential or current licensees may not use our technology and their customers may not trust and use our licensees' products. Therefore, security concerns and security breaches of our and our licensees' software could harm our business and operating results. Advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the security technology, including cryptography technology, that we and our licensees use to protect customer digital content and transaction data. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies have low coverage limits that may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

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

   In particular, a large portion of our resources is focused on our new Rights|System platform, which we believe is important to meeting our customer and market demands. Delays in our ability to enhance and release the Rights|System software could seriously harm our operating results.

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

   Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing our products. For example, Microsoft's Windows operating system, which manages the programs on a computer, includes components addressing digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

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

   We have made acquisitions of and investments in other companies in the past, and we may continue to acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

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

 . potential loss of key employees, particularly those of the acquired organizations; and

 . reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

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

Failure to appropriately manage our growth could seriously harm our business and operating results.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could seriously harm our business and operating results. We have grown from 87 employees at December 31, 1997 to approximately 282 employees at September 30,

2001. On October 30, 2001, we announced plans to reduce our workforce by approximately 40% in order to reduce costs and increase efficiency. Our headcount has been reduced from a high of 358 in February 2001 to approximately 282 as of September 30, 2001. These reductions in our workforce may negatively affect moral and result in qualified employees leaving InterTrust. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

Our stock price has been volatile in the past and is likely to continue to be volatile.

   The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility, and accordingly the trading price of our common stock is likely to be affected by this activity.

We are subject to securities class action litigation which may harm our business and results of operations.

   In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1--"Legal Proceedings" of our Report on Form 10-Q for the quarter ended September 30, 2001. The defense of such litigation may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

   We develop products in the United States and intend to license our products to partners throughout the world. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

   Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At September 30, 2001 and December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   On April 26, 2001, we filed a patent infringement complaint against Microsoft Corporation in the United States District Court for the Northern District of California. In the complaint, we have alleged that certain of Microsoft's products infringe our United States Patent No. 6,185,683 and we are seeking an injunction in addition to monetary damages. We have subsequently amended our complaint to also allege infringement by Microsoft Corporation of our United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5, 892,900, United States Patent No. 5,982,891, and United States Patent No. 5, 917, 912. Microsoft filed an answer which denied all the allegations as to the previously filed patents, and which asserted infringement of two patents relating to the downloading of software, which we do not believe are significant to our business. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions.

   Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and the members of the underwriting syndicate involved in InterTrust's initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors.

Item 2. Changes in Securities and Use of Proceeds.

   (a) Changes in Securities.

   None.

   (b) Use of Proceeds.

   On April 12, 2000 we completed a public offering in which we sold 2,820,244 shares of common stock at $35 per share pursuant to a Registration Statement on Form S-1 (File No. 333-32484) that was declared effective on April 6, 2000. The total aggregate proceeds from these transactions were $98.7 million. Underwriters' discounts and other related costs were approximately $6.5 million resulting in net proceeds of $92.2 million.

   On November 1, 1999, we completed our initial public offering in which we sold 13,000,000 shares of common stock at $9 per share pursuant to a Registration Statement on Form S-1 (File No. 333-84033) that was declared effective on October 26, 1999. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters' over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters' discounts and other related costs were approximately $11.2 resulting in net proceeds of $123.4 million.

   The net proceeds were used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at September 30, 2001.

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

  4.4*  Form of Registration Rights under select Class A Common Stock Purchase Agreements.

  4.5*  Form of Series A Preferred Stock Registration Rights.

  4.6*  Form of Series B, C, D and E Preferred Stock Registration Rights.

  4.7*  Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.

   4.8  Stockholder Rights Agreement, by and between the Registrant and Nokia Finance International
        B.V., dated January 31, 2001--incorporated herein by reference to Exhibit 4.1 to the Registrant's
        Form 8-K filed February 20, 2001.

   4.9  Rights Agreement dated June 8, 2001--incorporated herein by reference to Exhibit 4.1 to the
        Registrant's Form 8-K filed June 27, 2001.

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

  10.19** Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant
          dated January 24, 2000.

 10.20*** Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

10.21**** 2000 Supplemental Option Plan.

10.22**** Full-Recourse Promissory Note dated December 7, 2000 from Bruce Fredrickson to the Company.

    10.23 Acceleration of Stock Option Vesting Agreement by and between the Company and David
          Lockwood dated September 25, 2001.

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-84033).
** Incorporated herein by reference to the exhibit of the same number in the
   Registrant's Registration Statement on Form S-1 (File No. 333-32484). ***Incorporated herein by reference to the exhibit of the same number of the
   Registrant's Form 10-Q for the quarter ended September 30, 2001. ****Incorporated herein by reference to the exhibit of the same number of the
    Registrant's Form 10-K for the year ended December 31, 2000.
+  Confidential treatment requested.

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

                                          INTERTRUST TECHNOLOGIES CORPORATION

                                                      /S/ VICTOR SHEAR
                                          By: _________________________________
                                                        Victor Shear
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

                                                     /S/ DAVID LOCKWOOD
                                          By: _________________________________
                                                       David Lockwood
                                             Executive Vice Chairman and
                                                         President

                                                    /S/ GREGORY S. WOOD
                                          By: _________________________________
                                                      Gregory S. Wood
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: November 14, 2001