Form 10-K
period 2001-12-31
INTERTRUST TECHNOLOGIES CORP
filed 2002-04-01
CIK 1089717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________

Commission file number 000-27287

INTERTRUST TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-1672106 (IRS Employer Identification No.)

4750 Patrick Henry Blvd., Santa Clara, California 95054
(Address of principal executive offices, including ZIP code)

(408) 855-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $83 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, 96,079,250 shares of the registrant’s common stock were outstanding.

INTERTRUST TECHNOLOGIES CORPORATION

FORM 10-K

DECEMBER 31, 2001

PART I

ITEM 1.    BUSINESS

All statements in this discussion that are not historical are forward–looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding InterTrust’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward–looking statements. InterTrust cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward–looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. InterTrust expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward–looking statements contained herein to reflect any change in InterTrust’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

Since our founding in 1990, we have invented and defined technologies for Digital Rights Management, or DRM, including various trusted computing technologies that enable secure management of digital processes and information. Leveraging these inventions, we developed the Rights|System software family, targeted to providers of digital information, technology, and commerce services. Rights|System is a scalable multi-device, multi-platform DRM solution, and is designed to protect digital information, apply rules persistently after information is distributed, and automate many of the commercial consequences of using the information. Rights|System is designed to manage a broad range of rights across a variety of digital information, media, and device types.

We also have a strategic intellectual property group that is dedicated to research, invention protection, patent licensing, and the monetization of our inventions. We believe that our inventions and issued patents to date represent substantial advances in computer science useful to DRM, computing security, and the reliability of computing platforms.

Industry Background

According to International Data Corporation’s Internet Commerce Market Model (ICMM) version 7.3, total worldwide Internet commerce spending increased 73% between 2000 and 2001—reaching $615 billion—and will continue to grow at a healthy rate through 2005, topping $4.6 trillion. IDC further estimates that worldwide Internet commerce spending per online buyer will grow from $3,402 in 2000 to $11,726 per year in 2005. That same year, IDC projects nearly half of all Internet users will also purchase goods and services over the Internet.

While most Internet commerce to date has involved the delivery of physical goods like books and compact discs ordered online, the Internet is poised to become a leading distribution channel for digital goods as well. Today, most content is in, or can be easily put into, digital form. This content includes music, videos, software, games, publications, business information, and images. The Internet can be used to disseminate this digital information efficiently to broad audiences without geographic boundaries, and can eliminate many of the traditional costs associated with manufacturing, packaging, and distribution. The use of the Internet for digital goods is being supported both by the growing number of households and businesses connected to the Internet, and by electronic devices other than the personal computer, such as set-top boxes, portable music players, mobile phones, and other hand-held devices, all of which are becoming connected to the Internet. In addition, downloading digital content is becoming easier with the emergence and adoption of broadband technologies including digital subscriber lines and cable modems, and enhanced compression technologies including MP3 for music and MPEG-4 for video. The Internet will add to the existing channels for distributing digital goods on physical media like compact discs and DVDs.

Digital rights management can be deployed across all content industries, including music, video, software, games, publications, business information, and images, and by many of the constituencies in these industries. Many constituencies, including artists, authors, producers, publishers, and distributors, are concerned about protecting and managing their rights in digital content. Consumers want easy transparent access to good content but are concerned about protecting their privacy. Producers, publishers, and distributors want to structure and optimally manage their business models.

DRM applies to more than content industries. The Internet is becoming a means for digital interaction among organizations and individuals. Data about organizations and individuals is digitized on computers, sent over networks, and stored in electronic form. This information can be confidential and proprietary, including trade secrets and supply chain and product information. This information can also be personal in nature, including financial and medical records. This information is gathered, stored, and exchanged among many entities, including corporations, governments, schools, hospitals, and individuals. These organizations and individuals can manage their rights in the flow of proprietary and personal information, so that only the appropriate people can use the information. DRM is also useful for protecting rights as information flows become more automated in trading, brokering, regulatory compliance, and other industries.

DRM is also important to the emerging field of trusted computing. Trusted computing technologies enable software to run reliably and safely on different devices and operating systems. These technologies rely on many of the same security components that DRM uses to manage information content, and can apply policies and rules to software applications, devices and platform operating systems, and related digital information. The ability to apply rules to software to help ensure reliable execution and a dependable user experience appears to be important to initiatives such as Microsoft’s .NET.

Current computing environments and security techniques may not be designed to provide sufficient protection and management of digital rights. Historically, computers, networks, and operating systems were designed primarily for creating, processing, and distributing information. Similarly, security technologies evolved to protect computers and networks from the outside environment and to protect information during a point-to-point transmission. In commercial transactions in many current computing environments, information is generally stored and transactions are processed at remote mainframes or servers, even when it is less efficient, because the client and other parts of the environment do not provide adequate protection and security. As a result, these security technologies do not normally treat an authorized user as a potential threat. With digital commerce, the threat comes not only from the outside—a hacker trying to break into the protected computer or decrypt an encrypted transmission—but also from the inside—a user may be authorized to access digital information or provide software executables, but then performs an unauthorized act, of making or distributing copies, or supplying unreliable or malicious software. The absence of technologies that help secure reliable fulfillment of rights and policies when they are processing on “foreign” computing environments is an impediment to the development of distributed digital commerce.

A new set of technologies is required to address all of these concerns—one that, when distributed over a vast array of computers and devices, consistently protects and manages rights related to digital information and processes, wherever this information and these processes may occur. Commercial value chain members and enterprises must have the ability both to create and associate rights and rules that persistently apply to digital information and processes, and to modify the rights and rules, if permitted, even after the information is distributed. These rights and rules might represent information regarding ownership, access, usage and distribution limitations, payment, promotion, warranty, privacy, e-commerce process automation, taxes and other government regulations,and any other factors related to digital relationships and policies.

InterTrust Solution

We have developed a general-purpose DRM solution to serve as a foundation for providers of digital information, technology, and commerce services. Our solution consists of our Rights|System product, intellectual property, and MetaTrust Utility services.

The Rights|System Product

Rights|System is our second generation DRM platform. It is designed to have broad capabilities to address the needs of parties seeking to distribute and manage digital goods. We designed Rights|System to meet the requirements of media, service and technology providers seeking to integrate DRM into their electronic commerce services. Rights|System includes many features in our first generation Commerce product and is designed to better meet the demands of the DRM market. Specifically, Rights|System has three basic component sets: packaging tools for content authors, server components for service providers, and client technology for the consumer device. Rights|System is designed to implement a range of DRM functions, including persistent protection of digital information of all types, and support for simple to complex business models. Rights|System provides the following benefits:

•
Multiple Client Types:    Because consumers use content on multiple devices and software applications, we designed Rights|System with a client architecture that runs on multiple platforms and operating systems including PCs, mobile phones and communicators, set top boxes and consumer electronic devices. Service providers and network operators can support these multiple client types with a single server architecture.

•
Enhanced Usability:    Rights|System is designed to operate seamlessly within the media/commerce experience through its support of popular media players and integration into standard internet e-commerce infrastructure.

•
Persistent Protection and Management:    Rights|System is designed to persistently protect both the information itself and the rules of use. Persistent protection means that these rules continue to apply even after the information arrives, online or offline, each time the information is accessed, and even when it may be forwarded to other people.

•
Robust Security:    Our sophisticated use of multiple layers of security and tamper-resistance techniques is designed to provide varying levels of security depending on the commercial value and nature of digital information, consistent with the rights and interests of many parties.

•
Flexible Business Models:    Rights|System is designed to allow content providers to specify and establish their own commercial models with rules that manage the use of digital information. Rights|System supports standard business models including purchase, time based pay-per-play (rental), and subscription as well as “superdistribution”.

•
Multiple Content and Media Types:    We designed Rights|System to permit distributors and service providers to employ various means of digital distribution, including portable media (CD, DVDs, flash memory) and transport options including the Internet, and all forms of broadband (Satellite, DSL, cable, broadband wireless). Rights|System also supports a multiple media standards for both streaming and download for audio, video, images and text, including mp3, AAC, MPEG-4, and PDF.

Our Rights|System product consists of the following elements:

•
Rights/System Packagers—The Right|System Packager products enable content owners, distributors, and service providers to create digital products from content, and package the products for distribution. Rights|System Packagers encrypt the content, and then create a Rights|Pack digital file that contains the business rules that manage the use of the content. Our packager products support processing for a variety of audio, text and video media types using both download and streaming distribution.

•
Rights/System Servers—The Rights|System Server products establish and maintain the secure infrastructure for the system and authorize and deliver rights to the users of the system. We currently offer three server products: the Authorization Generator, the Content Rights Server, and the System Operations Server.

•	Rights/System Clients—The Rights|System Client products enable consumers to access and use transparently protected content on a variety of devices, including PCs, mobile phones and communicators, set-top boxes, and music players. The clients, enforce the business rules that are associated with the content. We currently offer four Rights|System client products: Rights|Desktop, Rights|TV, Rights|Mobile, and Rights|PD.

•
Rights/System Toolkits—The Rights|System Toolkit products enables independent software vendors and other developers to quickly integrate our DRM technology in to their products. We currently offer four Toolkit products: Rights|Audio SDK, Rights|Video SDK, Rights|Desktop SDK, and the Packager SDK.

The following diagram illustrates the lifecycle of content commerce using Rights|System.

1.
Packaging Content—With Rights|System Packager, the content owner selects a piece of content for distribution and encrypts the content using the packager into a secure container called a DigiFile. The packager is then used to associate business rules with the content, which are delivered in a secure Rights|Pack file. The information is disseminated in DigiFile over networks, on optical disks, or by other means of delivering digital information to the retailer’s or distributor’s content distribution system. The information can securely travel through unsecure networks, because the information in a DigiFile container is itself protected. Simultaneously, the Rights|Pack containing the business rules are sent to the Content Rights Server. Because the content and the rules travel separately, content distribution and rights delivery can be centralized or distributed to meet our customers’ needs.

2.
Selecting and Purchasing Content—A user can receive content in a DigiFile container and decide to pay for it, or decide to purchase content on a web site. Payment processing is performed using the retailer’s existing payment systems, including credit card processing systems and subscriber billing systems.

3.
Authorization and Delivery of Rights—After payment has been approved, our Authorization Generator issues an authorization to the Rights|System client software that is associated with the software used by the consumer to access the content. When the authorization is received, a secure process is set in motion. The Rights|System client software automatically retrieves the content from the content

distribution system if the user does not already have the content. Simultaneously, the client software retrieves the Rights|Pack from the Content Rights Server. When both the protected content and its associated Rights|Pack have been retrieved, the user can access the content as permitted by the rules. If the rules permit, protected content can be transferred to other devices or users. Our technology, if present, will continue to manage the information’s use.

We announced our Rights|System product in July 2001 and it was commercially available in November 2001. In March 2002, we completed our first license relating to our complete Rights|System Product suite, and a number of small licenses related to our Rights|System Client products have been completed. Our goal is to license our Rights|System products to customers in multiple vertical markets.

We also offer two types of professional services to accelerate our partners’ deployment of DRM solutions. Where partners require the development of specific software or hardware applications, we provide such services. We also provide consulting services to help our partners integrate our Rights|System Product into their commerce solutions.

Rights|System is a product suite that requires integration into end-to-end systems for distribution of media. It is aimed at providing the necessary tools to build end-to-end protection and management for consumer distribution of media. In order to facilitate the building of complete systems, we have formed the Rights|Alliance Partner Program through which we enter marketing alliances with other technology providers who deliver complimentary components of an end-to-end system. Our Rights|Alliance partners include Sun Microsystems, Skystream, Portal Software, nCube, Seachange, Pace and Envivio.

Before developing the Rights|System product, we developed a platform we called the Commerce software. We shipped the general availability version of our Commerce software at the end of December 1998. In July 2001, we announced our Rights|System product and said we would continue to support the Commerce product for a limited period of time.

Intellectual Property Business

We have devoted substantial time, resources, and capital to protecting our intellectual property. We currently hold twenty-three United States patents, one European patent, four Australian patents and one German patent. We also have filed over 40 additional United States patent applications, as well as counterpart foreign applications in many instances. In all, we have nearly 90 patent applications pending worldwide. We believe that our issued patents and patent applications cover a broad range of subjects generally relating to protecting electronic rights and content, enabling secure electronic transactions, applying DRM and component security technologies in the digital economy, trusted computing, and next generation computing platforms. We believe our inventions represent substantial advances in computer science useful to DRM, computing security, and the reliability of computing platforms.

InterTrust has an organized intellectual property group. This group is comprised of technologists, patent litigators, patent prosecutors, and intellectual property business specialists, dedicated to the development, strategic licensing, and monetization of our e-commerce inventions. We are actively seeking to monetize our intellectual property assets through various means including patent licensing to companies that choose to build their own DRM infrastructure. In addition, we will diligently pursue legal action if necessary to enforce our intellectual property rights as discussed in the Patents section.

The MetaTrust Utility

Historically, our MetaTrust Utility group has maintained the specifications and administered the interoperability, security, and trustedness of the products and services using our Commerce Product. While we are no longer actively licensing our Commerce Product and our partners are winding down activities relating to the Commerce Product, we believe there may be important role for the MetaTrust Utility.

We believe that there may be a significant need to have a neutral entity such as the MetaTrust Utility to administrator basic trust elements of future commerce and trusted computing systems. We believe that a basic trust administrator would perform important functions relating to maintaining certain specifications for both trusted software interoperability and hardware tamper resistance, certifying that software and hardware meets interoperability and security specifications, and aiding in root key and labeling management. The MetaTrust Utility has technical, business, and legal expertise in providing certification, key management, and related services.

Sales, Marketing and Business Development

Our sales and business development activities are designed to establish relationships with potential partners and customers and help them understand how to use our technology. We help our customers and their potential customers understand both the business and the technical benefits of our products, and assist them in attempting to expand their businesses with our technology. Our sales, marketing and business development organization consisted of 23 employees as of December 31, 2001. Sales and marketing expenses were $18.6 million in 2001, $18.5 million in 2000, and $6.9 million in 1999. Subsequent to December 31, 2001, this organization was reduced to 15 employees.

Research and Development

Our research and development organization is divided into product development, professional services, training and support, and STARLab. To date, substantially all software development costs have been expensed as incurred. Research and development expenses were $34.9 million in 2001, $24.5 million in 2000, and $16.5 million in 1999. As of December 31, 2001, our research and development, professional services, training and support, and STARLab organizations were comprised of 128 employees. Subsequent to December 31, 2001, these organizations were reduced to 69 employees.

Product Development

The product development organization is responsible for designing, developing, and supporting commercial implementations of our product and developing future enhancements to our software. Engineering in the product development organization is focused on the core Rights|System platform and certain specific application areas, such as set-top video and mobile communications. Engineering is supported by quality assurance, product management, and documentation. The quality assurance group implements a process designed to identify software defects through the entire development cycle, including operational deployments. The product management group is responsible for all functional and certification specifications, schedules, and overall project coordination. The documentation group is responsible for end user, administrator, and developer documentation and support for our products. Developer support is responsible for technical support to our partners’ engineering staffs.

Professional Services, Training and Support

Our professional services, training and support organizations work closely with the business development organization to provide customers with the training and support contemplated under their licenses. We believe that customer satisfaction is essential for our long-term success. In general, we plan on providing limited support and training, with our Rights/System licenses. Our professional services personnel are skilled in both business consulting and systems design to facilitate the successful deployment of our products. They work with our partners on using our DRM technology as well as on developing cross-partner and new customer relationships.

STARLab

We have attracted a small group of computer science experts for STARLab, our electronic commerce research organization. STARLab projects cover a broad range of topics necessary for advanced DRM. The activities of STARLab are integrated with our important strategic objectives, including:

•	extending our portfolio of intellectual property

•	developing and prototyping new digital rights management technology

•	supporting our patent litigation team with technical analysis

•	providing an engineering consulting resource to assist product development

Competition

The market for DRM solutions is new, intensely competitive, and rapidly evolving. Our primary competition currently comes from or is anticipated to come from:

•
Dominant platform providers providing DRM features:    Companies such as Microsoft and RealNetworks offer DRM functionality as part of their overall platform value proposition. Customers who buy these platforms may choose to work with the built in DRM features.

•	Conditional access technology providers: In digital television, security providers providing access control technology including NDS, Nagra Vision and Canal+ Technologies may develop DRM capabilities.

•	Component providers with secure digital distribution technology, including IBM, Lockstream, and Sealed Media.

•
Companies offering hardware-based content metering and copy protection systems, including Sony and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba. We believe that Sony is continuing its development of its MagicGate DRM technology and this technology may be adopted by a number of important technology companies.

In addition to these categories, other operating system or middleware developers such as Sun Microsystems, OpenTV or Symbian may also develop or license digital rights management solutions for inclusion in their operating systems. It is also possible that Adobe Systems may enlarge its DRM efforts in conjunction with a partner other than us, including IBM.

The primary bases of competition for providers of DRM solutions include:

•	range of content types and markets, from specific content type to general purpose, multiple markets;

•	flexibility of pricing and other business options, from narrow, fixed rules to flexible, dynamic rules;

•	price of solution, from as high as 30-40% to a nominal percentage of transaction value;

•	range of usage environments, from personal computer-based, online-only to multiple devices, offline and online;

•	choice of service providers, from being tied to a single vendor that also provides DRM technology and processing services, to being able to choose among multiple, competing service providers; and

•	business model of DRM provider, from vertically-integrated technology provider to neutral utility model.

In addition, we believe that our ability to compete depends on many other factors both within and beyond our control, including:

•	the ease of use, performance, features, and reliability of our solutions and our partners’ applications and services as compared to those of our competitors;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our partners, and our competitors;

•	the quality of our partner development and support organization and similar organizations of our partners; and

•	the effectiveness of our sales and marketing efforts, and of similar efforts of our partners.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do.

Intellectual Property

Our success depends, in part, on our ability to protect our intellectual property and other proprietary rights in our software and other technology. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright, and trade secret law, and confidentiality and license agreements with our employees, customers, partners, and others. Despite these protections, others might use our intellectual property without our authorization. If this occurs, a party might copy or obtain and use our products or technology to develop similar technology. If we are unable to protect our intellectual property adequately, it could materially affect our financial performance.

Furthermore, potential competitors and potential IP licensing customers may be able to develop technologies or services similar to ours without infringing our patents. In addition, if our agreements with employees, consultants and others who participate in product and service development activities are breached, we may not have adequate remedies, and our trade secrets may become known or independently developed by competitors.

Patents

We have devoted substantial time, resources, and capital to protecting our intellectual property. We currently hold twenty-three United States patents, one European patent, four Australian patents and one German patent. We currently have filed nearly 90 United States and foreign patent applications. We believe that our issued patents and patent applications cover a broad range of subjects generally relating to protecting electronic rights and content, enabling secure electronic transactions, and applying DRM and component security technologies in the digital economy, trusted computing, and next generation computing platforms. Expenses associated with the preparation of new patent applications, patent application processing fees, and attorneys costs associated with patent applications and maintaining our patent portfolio totaled $278,000 for the year ended December 31, 2001, $262,000 for the year ended December 31, 2000, and $244,000 for the year ended December 31, 1999.

Any pending or future patent applications may not be granted, existing or future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that has issued or any patent that may issue may not provide competitive advantages to us.

Many of our current and potential competitors dedicate substantial resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need either to obtain a license or to design around the patent or cease the applicable product or services activity. We might not be able to obtain a required license on acceptable terms, if at all, or to design around the patent.

We have not conducted and do not conduct comprehensive patent searches to determine whether technology that is used in our products infringes patents held by other third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, relating to similar technologies. In the past, we have received notices alleging potential infringements by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data’s attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having all of the elements required by the patent claims. TAU Systems has made no further allegations regarding our software, but representatives of TAU Systems have recently contacted us regarding a sale or exclusive license of TAU System’s patents. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, we could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

On April 26, 2001, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes our United Stated Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit has been expanded to include the following additional seven (7) InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in our original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions. On November 1, 2001 Microsoft filed a Motion for Partial Summary Judgment of Non-Infringement of United States Patent No. 5,940,504. By order, the motion for Partial Summary Judgment was denied on February 8, 2002 without prejudice and Microsoft has subsequently filed a Renewed Motion for Partial Summary Judgment on February 22, 2002.

There is no assurance that we will be successful in this lawsuit against Microsoft, and an unfavorable overall result would likely have a significant adverse affect on our results of operations by reducing the value of our intellectual property assets as well as reducing the demand for any related products being marketed by the Company.

Other Intellectual Property

We have received United States and selected foreign registrations for our InterTrust, DigiBox, MetaTrust, and The MetaTrust Utility trademarks. We also have pending applications for United States and foreign registration of several of our trademarks and service marks, including Rights|System, Rights|PD, Trustkey, Rightskey, Rights|Desktop, Rights|Toolkit, Rights|Audio, Rights|Video, RightsLocker, RightsPackager and others. We do not know if these marks will be approved. In addition, a significant portion of our marks use the words inter, trust, meta, rights or digi. We are aware of other companies that use one or more of these words in their marks, alone or in combination with other words. We do not expect to be able to prevent all third-party uses of these words. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade secret protection may not be available in these jurisdictions. We license our proprietary rights to third parties, and these licensees may fail to abide by compliance and quality control guidelines relating to our proprietary rights or may take actions that would harm our business.

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

Employees

At December 31, 2001, we had a total of 188 employees. Of the total, 128 were in research and development, STARLab, professional services and training and support, 23 were in marketing, sales and business development, and 37 were in administration and finance. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good. On January 31, 2002, we announced that we would reduce our work force by approximately 45%, or 83 employees. In addition, on March 27, 2002, David Lockwood, Executive Vice Chairman and President, was also appointed Chief Executive Officer.

Our future operating results depend in significant part on the continued service of our key technical, sales, and senior management personnel, none of whom is bound by an employment agreement with specified terms. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales, and senior management personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or to attract these personnel in the future. In the past, we have experienced difficulty in recruiting qualified technical, sales, and senior management personnel, and we may experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, this inability could seriously harm our business.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risk Related to Our Business

Our business model is new, in transition, and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

Our business model is unproven and evolving and may not generate sufficient revenue for us to be successful. The market for digital commerce products, services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts’ expectations of our future operating results. With the announcement of our Rights|System software platform in July 2001, we do not expect any material future revenue from our existing Commerce software licensees. Because we are no longer licensing our Commerce software, the success of our business depends largely upon our ability to license our new Rights|System product suite and to license our patents and other intellectual property. We have completed only one license of our complete Rights|System product line and a small number of Rights|System component licenses, and future revenue is uncertain. We have not completed any patent licenses independent of licensing our technology or products. Whether we will succeed in licensing our patents and, if so, what revenue will result from these licenses is uncertain. The volume of products and services distributed using our technology and DRM technology in general has been and may continue to be too small to support our business.

Our future revenue and prospects depend on market acceptance of our Rights|System software products. We do not expect to recognize any material revenue in the future from our existing Commerce product.

Our future revenue and prospects depend on market acceptance and continued enhancements of the Rights|System products that we announced in July 2001. We have completed only one license of our complete Rights|System product line and a small number of Rights|System component licenses. Our Rights|System products have not been commercially deployed by any of our customers. Therefore, it is difficult to predict both the amount of revenue we will generate and when we will be able to recognize revenue from these products. In addition, the Rights|System products may not meet the requirements of the market and we may not be able to license the Rights|System products under desirable terms and conditions. Failure to complete or license the Rights|System products will negatively impact our future revenue.

Our Commerce software product has been responsible for generating the most significant portion of our revenue since it was generally released in December 1998. In connection with the introduction of our Rights|System product, we have stopped developing and selling the Commerce product and anticipate that we will stop supporting the product during 2002. As a result, we do not expect to realize any material future revenue from new Commerce product licenses.

Our future revenue is significantly dependent on our ability to license our patents.

Our future revenue depends significantly on our ability to license our patents. The volume of products and services distributed using DRM and trusted component technology has been and may continue to be too small, which may affect our ability to license our patents. We have not completed any licenses of our patents independent of technology or product licenses, making it difficult to predict whether we will succeed in completing any patent licenses, and if we are successful, both the amount of revenue we will generate and when we will be able to recognize revenue from these licenses. In addition, the validity of our patents may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed, or we may receive adverse rulings in litigation, which could negatively impact our ability to, and terms under which we could, license our patents.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of securities analysts, or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

•	a lack of demand for, or slow customer adoption of, our Rights|System software products;

•	a lack of demand for licenses to our patents;

•	the inability of licensees of our Rights|System product to develop complete commercial systems our technology, or delays or deferrals in this commercialization;

•	the inability of our licensees to pay our license and other fees;

•	our inability to make enhancements or changes to our product to meet our customers’ requirements on a timely basis;

•	our inability to effectively enforce or otherwise protect our patent assets or adverse rulings in litigation relating to our patents;

•	a decline in the demand for digital goods and services or trusted computing infrastructure;

•	our failure to quickly reduce costs in the event of unanticipated declines in revenues in a given period;

•	restucturing costs;

•
higher than expected operating expenses, including expenses related to the patent infringement litigation we initiated against Microsoft or additional or higher than expected operating expenses resulting from patent infringement litigation we initiated against one or more other companies;

•	customer budget cycles and changes in these budget cycles, including the reduction of spending due to macroeconomic conditions; and

•	impairment charges recorded to reduce goodwill and other intangible assets associated with our acquisitions to their estimated fair values.

We have a history of losses and our operating losses and expenses may increase significantly.

Our failure to increase revenues significantly would seriously harm our business. We no longer license our Commerce software and our revenues have decreased in each of the last four quarters. We intend to derive most of our revenues from the sale of Rights|System product licenses and from patent licenses. To date, revenues from Rights|System products have been minimal and we have not licensed our patents independent of technology licenses. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. We incurred net losses of $115.5 million for the year ended December 31, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to continue to have significant research and development, sales and marketing, and general and administrative expenses. In addition, we expect to incur significant expenses related to the patent litigation we initiated against Microsoft. As a result of these expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to significantly increase the number of companies that license our product and/or our intellectual property to sustain and grow our business.

We may not generate sufficient revenue to grow our business unless we license our Rights|System product suite and/or intellectual property to a significant number of new partners and customers.

At December 31, 2001 we had not yet attracted, and may not in the future be able to attract, a sufficient number of these companies. As of December 31, 2001, no companies had licensed our complete Rights|System product and only seven companies had licensed certain Rights|System components for commercial use. As of December 31, 2001, there has been limited commercial deployment of certain Rights|System components. Our ability to attract new Rights|System licensees will depend on a variety of factors, including the following:

•	the performance, reliability, functionality, and security of our Rights|System products and services;

•	the scalability of our Rights|System products and services—the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users;

•	competition, particularly from Microsoft;

•	the growth in demand for DRM products;

•	the cost-effectiveness of our Rights|System products and services; and

•	our ability to market our Rights|System products and services effectively.

As of December 31, 2001, no companies had licensed our patents independent of technology or product licenses. Our ability to license our patents will depend on a variety of factors including the following:

•	third party deployment of products and services incorporating DRM or other trusted computing technology;

•	our ability to describe our patents effectively;

•	the outcome of our litigation against Microsoft and any other litigation or other proceeding that could affect our intellectual property; and

•	the outcome of our on-going patent prosecution efforts as well as our ability to continue filing for additional patents.

Protection of our intellectual property is limited and efforts to protect our intellectual property may be inadequate, time consuming, and expensive.

Our success and ability to compete are substantially dependent on our proprietary technology which we attempt to protect through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property.

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

On April 26, 2001, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes our United Stated Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit has been expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent

No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in our original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions. On November 1, 2001 Microsoft filed a Motion for Partial Summary Judgment of Non-Infringement of United States Patent No. 5,940,504. By order, the motion for Partial Summary Judgment was denied on February 8, 2002 without prejudice and Microsoft has subsequently filed a Renewed Motion for Partial Summary Judgment on February 22, 2002.

There is no assurance that we will be successful in this lawsuit against Microsoft, and an overall unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and patent assets and reducing demand for our products and licenses to our patents.

Our operating results have been and may continue to be harmed if our licensees or potential licensees suffer from downward economic cycles.

Our ability to license our product or intellectual property depends on the economic strength and budgetary cycles of potential licensees. Our licensees may currently or in the future face unfavorable market conditions and budgetary pressures. In the past, some of our licensees have defaulted on their payment obligations to us and others might default in the future. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

The long and complex process of licensing our products could delay the deployment of our technology and harm our business.

As Rights|System is a new DRM platform and product suite, the process of licensing Rights|System products may be long and complex. Initial license fees could be delayed or reduced as a result of this process, and our future revenue and operating results could be impaired. Before committing to license our products, our licensees will generally consider a wide range of issues including product benefits, installation and infrastructure requirements, ability to work with existing computer systems, ability to support a large user base, functionality, security, reliability, and price. The process of entering into a licensing agreement with a customer has historically involved lengthy negotiations, and we do not know the length of the sales cycle relating to our new Rights|System products. As a result it is difficult for us to predict the quarter in which a particular prospective customer might sign a license agreement. In addition, in some cases we may develop specific software applications for our licensees. We cannot predict if we will deliver these applications in a timely manner or at all.

We are dependent on international sales which subject us to a variety of risks.

We received approximately 50% of our total revenues in the year ended December 31, 2001, 45% of our total revenues in 2000 and 61% of our total revenues in 1999 from sales to customers located outside the United States. Our international business activities are subject to a variety of risks, including the adoption and changes of laws, actions by third parties and political and economic conditions that could restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S dollars, if we transact business in foreign currencies in the future, we will become subject to the risks associated with transacting in foreign currencies, including potential negative effects of exchange rate fluctuations. To date, we have not adopted a hedging program to protect from risks associated with foreign currency fluctuations.

Government regulation and requirements influence our sales internationally.

Current or new government laws and regulations, or the application of existing laws and regulations including those related to property ownership, content and taxation, could expose us to significant liabilities, slow our growth or otherwise seriously harm our business and results of operations.

Because our technology must be integrated into the products and services of our licensees, there could be significant delay between licensing and our licensees’ commercial deployment of products and services, which in part could delay our ability to recognize revenue from our licenses.

Our success depends upon the deployment of our product by a potential licensee in the use and sale of digital content. Our licensees may undertake a lengthy process of integrating our product into their existing systems or a new system. The integration often requires re-engineering of a licensee’s business processes, which may delay the deployment of our product. Depending on the terms of the product license, we may not be able to recognize revenue until a licensee deploys our product commercially,

We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys applications based on our software could be lengthy and will vary, which may make it difficult for us to predict when revenue will be recognized.

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

We do not expect our Commerce licensees to continue commercial development of products and services based on the Commerce platform, however, it is possible that we or our licensees may uncover serious technical and other problems with existing commercial deployments, including problems relating to security, the ability to support a large user base, and interoperability of our Commerce software or the combination of our Commerce software with our licensees’ software. Our new Rights|System product has not been commercially deployed by any customers. As we continue to develop the Rights|System products it is possible that we or one of our partners or customers may uncover serious technical and other problems with those products. We may not successfully address any of these problems and the failure or delay to do so would seriously harm our business and operating results.

If our or our licensees’ products and services contain errors or defects not discovered in the process of development and pilot programs, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of digital commerce resulting in serious harm to our business and operating results.

The deployment and use of our products expose us to substantial risks of product liability claims because our products are expected to be used in sensitive and valuable digital commerce transactions, and because we require our partners to comply with our specifications. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, it is possible that these limitations of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. A product liability claim brought against us, even if not successful, would likely be time consuming and costly to defend and could significantly harm our business and operating results.

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

Our markets are new, rapidly evolving, and highly competitive. Competition, particularly from Microsoft, is very strong, and we expect this competition to persist and intensify in the future. Our failure to build our competitive position will cause our revenues to grow more slowly than anticipated or not at all, and we may be unable to build sufficient market share. We encounter current or potential competition from a number of sources, including:

•
Dominant platform providers providing DRM features:    Companies such as Microsoft and RealNetworks offer DRM functionality as part of their overall platform value proposition. Customers who buy these platforms may choose to work with the built in DRM features.

•	Conditional access technology providers: In digital television, security providers providing access control technology including NDS, Nagra Vision and Canal+ Technologies may develop DRM capabilities.

•	Component providers with secure digital distribution technology, including IBM, Lockstream, and Sealed Media.

•
Companies offering hardware-based content metering and copy protection systems, including Sony and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba. We believe that Sony is continuing its development of its MagicGate DRM technology and this technology may be adopted by a number of important technology companies.

Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing our products. For example, Microsoft’s Windows operating system, which manages the programs on a computer, includes components addressing digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

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

We have made acquisitions of and investments in other companies in the past, and we may continue to acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•
incur large and immediate write-offs. For example, in 2001 we incurred an $10.0 million charge for the impairment of goodwill and other intangible assets derived from the acquisition of PublishOne, Inc.

These investments, acquisitions or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

Any acquisition or joint venture may cause our financial results to suffer as a result of these risks.

We and our licensees may be found to infringe proprietary rights of others, resulting in litigation, redesign expenses, or costly licenses.

Digital rights management is an emerging field in which our competitors may obtain patents or other proprietary rights that would prevent, or limit or interfere with, our, or our licensees’, ability to make, use, or sell products. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We and our licensees could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating, or using products or services that incorporate the infringed intellectual property;

•	obtain a license from the holder of the infringed intellectual property right;

•	redesign products or services to avoid infringement; or

•	cross-license our patents with the party alleging infringement.

Our or our licensees’ products and services may be subject to a claim of patent infringement independent of any infringement by our software.

In the past, we have received notices alleging potential infringement by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data’s attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having one of the elements required by the patent claims. TAU Systems has made no further allegations regarding our software, but representatives of TAU Systems have recently contacted us regarding a sale or exclusive license of TAU System’s patents. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, however, we or our licensees could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies.

To successfully license our product and our intellectual property and grow our business, we must retain and attract key personnel; competition for these personnel is intense.

Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. Further, competition for qualified sales and marketing personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain highly qualified employees. For example, due to the current volatility of our stock price, some of our employees hold options with exercise prices well above the current fair market value of our stock.

Failure to appropriately manage the size of our organization could seriously harm our business and operating results.

Any failure to manage the size of our organization effectively could seriously harm our business and operating results. On January 31, 2002, we announced plans to reduce our workforce by approximately 45% in order to reduce costs and increase efficiency. Prior to this announcement, our headcount had been reduced from a high of 358 in February 2001 to approximately 188 as of December 31, 2001. These reductions in our workforce may negatively affect moral and result in qualified employees leaving InterTrust. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees, and maintain close coordination among our executive, engineering, accounting, finance, marketing, and operations organizations.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1—“Legal Proceedings” of this Report on Form 10-K for the year ended December 31, 2001. The defense of such litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our sixth amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

•	prohibiting stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

In addition, we have implemented a stockholders’ rights plan. Under the plan, rights were distributed as a dividend at the rate of one right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. The plan is designed to protect stockholders in the event of an unsolicited attempt to acquire InterTrust and could make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

Stockholders may incur dilution as a result of future equity issuances.

We have in the past and may in the future issue equity securities to our licensees and customers. If we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock.

Stockholders may also experience dilution due to stock options or other securities granted to employees for compensation.

Industry-Related Risks

We have not received and may not in the future receive sufficient revenues to be successful and our stock price will decline if use of the Internet for commercial distribution of digital content is not widely accepted.

Acceptance and use of the Internet for commercial distribution of digital content may not continue to develop at recent rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium for digital commerce. Because digital commerce will drive demand for our product and demand for licensing our patents, if digital commerce is not accepted for any reason, our revenues would not grow sufficiently and our business and operating results would be significantly harmed.

We depend on the widespread acceptance of commerce in digital information over the Internet, through wireless and cable networks, and other means. These methods for distribution of digital information may not be commercially accepted for a number of reasons, including:

•	failure to develop the necessary infrastructure for communication of digital information and for payment processing;

•	failure to develop or deploy enabling technologies, including compression or broadband technology necessary for distribution of particular digital content over the Internet;

•	reduced demand for paid digital content due to the widespread availability of free content online and the ability to use and distribute this content without restriction; and

•	insufficient speed, access, and server reliability, as well as lengthy download time for content.

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

Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Although we have obtained approval to export our software, changes in export laws and regulations may impose restrictions that affect our ability to distribute products and services internationally, limiting our ability to gain revenue and grow our business.

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

ITEM 2.    PROPERTIES

On December 31, 2001, our principal administrative, sales, marketing, and research and development facilities occupied approximately 65,000 square feet in Santa Clara, California under one lease that terminates in September 2004. We lease office space for research and development facilities in Portland, Oregon under a lease that terminates in August 2005 occupying approximately 9,000 square feet. We also lease office space for research and development facilities in Princeton, New Jersey under a lease that terminates in April 2006 occupying approximately 3,500 square feet. Additionally, we lease the following space, which we no longer occupy due to the organizational restructuring that occurred during the three months ending December 31, 2001: 8,413 square feet in San Francisco, California, 8,555 square feet in Portland, Oregon, 58,000 square feet in Santa Clara, California, and 6,174 square feet in Princeton, New Jersey which terminate in March 2005, September 2005, August 2004, and April 2006, respectively. Furthermore, we lease 9400 square feet in Billerica, Massachusetts, which we occupied on December 31, 2001, but will vacate by June 30, 2002 pursuant to the restructuring program initiated in the three months ended December 31, 2001. The lease terminates in July 2005. InterTrust International, our wholly-owned subsidiary, has an office located in London, England.

ITEM 3.    LEGAL PROCEEDINGS

On April 26, 2001, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes our United Stated Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit has been expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721.On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in our original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software and we do not believe that these patents are significant to our business.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions. On November 1, 2001 Microsoft filed a Motion for Partial Summary Judgment of Non-Infringement of United States Patent No. 5,940,504. By order, the motion for Partial Summary Judgment was denied on February 8, 2002 without prejudice and Microsoft has subsequently filed a Renewed Motion for Partial Summary Judgment on February 22, 2002.

There is no assurance that we will be successful in this lawsuit against Microsoft, and an unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and reducing demand for our products.

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors ad officers, and the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. There is no assurance that we will be successful in the defense of this lawsuit, and an unfavorable result could have a significant adverse affect on our financial position, results of operations, and cash flows.

On December 17, 2001, Equiserve Limited Partnership sued InterTrust in the United States District Court for the Southern District of New York, thus bringing InterTrust (as a third-party defendant) into a pending case between plaintiff Fabrizio Caffarelli et al. and defendants Citibank, N.A. and Equiserve. In the original case, the Caffarelli plaintiffs are seeking approximately $13 million in damages arising out of Citibank’s and Equiserve’s alleged two month delay in removing the restrictive legends from the Caffarelli plaintiff’s stock certificates. In the new case, Equiserve has alleged that InterTrust negligently failed to timely deliver an opinion of counsel letter to Equiserve that was necessary for Equiserve to remove the restrictive legends from the Caffarelli Plaintiff’s stock certificates. As a result, Equiserve has alleged that, to the extent Equiserve is held liable for any damages to the Caffarelli plaintiffs in the original case, InterTrust is liable to Equiserve for such damages. InterTrust has reviewed copies of the complaints and has conducted a preliminary factual analysis. Based on this review and analysis, InterTrust presently believes that there was no delay on InterTrust’s part in rendering the opinion of counsel letters. Accordingly, the Company believes that the allegations against it are wholly without merit and intends to defend the case vigorously. There is no assurance that we will be successful in the defense of this lawsuit, and an unfavorable result could have a significant adverse affect on our financial position, results of operations, and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders was held on November 27, 2001. The stockholders elected Victor Shear, David Lockwood, Edmund J. Fish, David C. Chance, Bruce Fredrickson, Satish K. Gupta, Patrick S. Jones and Timo Ruikka to the Board of Directors to serve as on the Board of Directors until the 2002 Annual Meeting of Stockholders or until their successors are elected and qualified. The stockholders were also asked to vote to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001. 77,327,912 votes were cast in favor of the appointment, 162,421 votes were cast against the appointment and 30,000 votes were cast to abstain.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol ITRU. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	Low	High
Fiscal 2000
First Fiscal Quarter	$44.63	$97.47
Second Fiscal Quarter	$15.63	$49.88
Third Fiscal Quarter	$11.81	$22.94
Fourth Fiscal Quarter	$3.38	$11.00

Fiscal 2001
First Fiscal Quarter	$2.83	$7.63
Second Fiscal Quarter	$1.04	$4.44
Third Fiscal Quarter	$0.66	$1.41
Fourth Fiscal Quarter	$0.98	$1.53

As of December 31, 2001, there were approximately 578 holders of record of our common stock.

No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2001, we issued 1,130,000 shares of common stock to the stockholders of PublishOne, Inc. for the purchase of all of the outstanding securities of PublishOne, Inc. We also assumed options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share, per the merger agreement.

During the quarter ended March 31, 2001, we sold 4,000,000 shares of common stock at $5.00 per share to Nokia Finance International B.V., a subsidiary of Nokia Corporation (“Nokia”), for total cash consideration of $20,000,000. Additionally, per the stock acquisition agreement, we have appointed an executive officer of Nokia to our Board of Directors.

During the quarter ended September 30, 2001, we issued 500,000 shares of common stock to the stockholders of ZeroGravity Technologies Corporation in addition to $510,000 in cash for the purchase of all of the outstanding securities of ZeroGravity Technologies Corporation. In addition, we assumed outstanding Zero Gravity employee stock options equivalent to approximately 60,000 shares of our common stock at a fair value of $0.98 per share.

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

Use of Proceeds

On April 12, 2000 we completed a public offering in which we sold 2,645,000 shares of common stock at $35 per share pursuant to a Registration Statement on Form S-1 (File No. 333-32484) that was declared effective on April 6, 2000. In addition, we sold 175,244 shares of common stock at $35 per share in connection with the exercise of the underwriters’ over-allotment option. The total aggregate proceeds from these transactions were $98.7 million. Underwriters’ discounts and other related costs were approximately $6.4 million resulting in net proceeds $92.3 million.

On November 1, 1999, we completed our initial public offering, in which we sold 13,000,000 shares of common stock at $9 per share pursuant to a Registration Statement on Form S-1 (File No. 333-84033) that was declared effective on October 26, 1999. Additionally, we sold 1,950,000 shares of common stock at $9 per share in connection with the exercise of the underwriters’ over-allotment option. The total aggregate proceeds from these transactions were $134.6 million. Underwriters’ discounts and other related costs were approximately $11.2 million resulting in net proceeds $123.4 million.

The net proceeds were used for working capital and general corporate purposes. The remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at December 31, 2001.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$6,079	$4,150	$778	$—	$1,000
Software support and training	1,361	3,149	613	152	100
Services	973	244	150	—	—
Hardware	12	445	—	—	—

Total revenues	8,425	7,988	1,541	152	1,100
Cost of revenues:
Licenses	430	436	141	—	—
Software support and training	1,245	910	470	191	102
Services	5,624	3,670	436	—	—
Hardware	840	445	—	—	—

Total cost of revenues	8,139	5,461	1,047	191	102

Gross profit (loss)	286	2,527	494	(39)	998
Operating costs and expenses:
Research and development	34,864	24,475	16,472	13,041	8,287
Sales and marketing	18,551	18,539	6,886	3,870	2,717
General and administrative	17,090	9,890	5,588	2,717	1,932
Purchased in-process research and development	567	6,100	—	—	—
Amortization of goodwill and other intangibles	5,389	3,004	—	—	—
Amortization of deferred compensation	2,273	3,326	1,704	—	—
Impairment of goodwill and other intangible assets	31,908	—	—	—	—
Restructuring and other	11,236	—	—	—	—

Total operating costs and expenses	121,878	65,334	30,650	19,628	12,936

Loss from operations	(121,592)	(62,807)	(30,156)	(19,667)	(11,938)
Interest and other income, net	9,380	10,867	1,876	5	229
Loss on debt and equity investments	(3,246)	(3,699)	—	—	—
Provision for foreign income taxes	—	(2)	(325)	—	—

Net loss	$(115,458)	$(55,641)	$(28,605)	$(19,662)	$(11,709)

Basic and diluted net loss per share	$(1.24)	$(0.66)	$(0.71)	$(0.70)	$(0.43)

Shares used in computing the net loss per share	93,021	84,016	40,426	27,932	27,278

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments	$126,701	$158,518	$140,834	$5,575	$1,884
Working capital	117,391	153,309	136,551	4,939	607
Total assets	144,593	226,873	151,497	8,280	3,111
Total stockholders’ equity (deficit)	124,611	207,348	133,352	(2,014)	(847)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

Since our founding in 1990, we have invented and defined technologies for Digital Rights Management, or DRM, including various trusted computing technologies that enable secure management of digital processes and information. InterTrust was formed and incorporated in January 1990. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. The general availability version of our Commerce software, our first generation DRM product, was delivered to our partners in December 1998, and some partners began using the technology on a limited commercial basis in January 2000. We are currently transitioning from our Commerce software product to our second generation DRM product, Rights|System. Rights|System is a scaleable multi-device, multi-platform DRM solution, and is designed to protect digital information, apply rules persistently after information is distributed, and automate many of the commercial consequences of using the information. Rights|System is designed to manage a broad range of rights across a variety of digital information, media, and device types. In addition, we have a patent portfolio of 23 issued and nearly 90 patents pending worldwide relating to protecting electronic rights and content, enabling secure electronic transactions, applying DRM and component security technologies in the digital economy, trusted computing, and next generation computing platforms. We plan on licensing, as appropriate, our patent rights to customers who wish to build or operate their own DRM infrastructure.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and contingencies. We base our estimates on historical experience and on various other market specific assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

Most of our sales are generated from complex arrangements, which require significant revenue recognition judgments particularly in the areas of the delivery of specific functionality and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statements of Position 98-9, Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. We recognize revenue from license fees, clearinghouse services, development services, transaction fees, software support and training services, and the sale of chips containing its DRM. License revenue, net of any discounts granted, is recognized after execution of a license agreement and delivery of the product, provided there are no remaining obligations relating to development, upgrades, new releases, or other future deliverables, and provided that the license fee is fixed or determinable, and collection of the fee is probable. We allocate revenue between the elements of the arrangements, including the license, software support and training services, and the rights to unspecified upgrades and new releases based on the vendor specific evidence of the fair value of each of the elements. If we do not have vendor specific objective evidence of the fair value of the undelivered elements, license revenue is deferred for the delivered elements. Our license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where we are obligated to provide specified upgrades and does not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method.

When a license agreement is terminated pursuant to the original terms of the agreement, we will recognize the entire deferred revenue balance as of the date of termination. For other contract terminations, the remaining deferred revenue balance is recorded as other income.

Revenue Sources From Prior Years

We currently derive substantially all our revenues from license fees for transactions entered into in past quarters that are related to our Commerce software, associated software support and training services, and professional services. In addition, our existing Commerce software license agreements generally required our partners to pay a transaction fee that is a percentage of amounts paid by users or charged by our partners in commercial transactions and services that use our technology, and for sales of products incorporating our technology. To date, we have not derived any transaction fees associated with the license of our Commerce software. While we will continue to provide support for our Commerce software licensees, we have announced that we will be making no future enhancements to the Commerce software. As a result, we believe that existing partners will transition to our Rights|System product and we expect that our Commerce licensees will choose to not commercially deploy the Commerce software. Therefore, we do not expect that any transaction fees will be generated from the use of the Commerce software. We had $6.1 million in license revenue in 2001, of which $5.7 million represents the amortization of deferred revenue from previous years.

Licenses of our Commerce software generally required the payment of an initial license fee. Initial license revenue, net of any discounts granted, is recognized upon execution of a license agreement and delivery of our software if we have no remaining obligations relating to development, upgrades, new releases, or other future deliverables, if the license fee is fixed or determinable, and if collection of the fee is probable. Our Commerce license agreements generally included the right to obtain access to upgrades and new releases of Commerce software, on a when and if available basis, for a specified period. Under these circumstances, the license payments received, net of any discounts granted, in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning with delivery of the licensed product. In addition, under license agreements where we are obligated to provide a specified custom development deliverable and do not have vendor specific objective evidence of fair value of the specified deliverable, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified deliverable, license revenue is recognized using the subscription method. We began recognizing revenue under some license agreements in January 1999, after shipping the general availability version of our Commerce software at the end of December 1998. At December 31, 2001, we had approximately $7.4 million of deferred license revenue.

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

TrustNet clearinghouse service revenues represent service fees for the use of our TrustNet clearinghouse infrastructure to pilot and test applications and services using our Commerce software. Service revenues include consulting and system integration services provided to the customer to establish an interface with the TrustNet clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting, system integration fees, and monthly service fees are recognized over the term of the service period. We do not expect material TrustNet clearinghouse service revenues in the future.

Professional services represent fees for consulting services provided to our customers for development and system integration not essential to the functionality of the software licensed. The revenue from these services is recognized as the service obligations related to each agreement are fulfilled.

PricewaterhouseCoopers, National Computer Systems of Singapore and National Westminster Bank accounted for 19%, 18% and 10% of total revenues respectively, in 2001. National Computer Systems of Singapore, PricewaterhouseCoopers, and Bertelsmann accounted for 20%, 17%, and 8% of total revenues, respectively, in 2000.

Future Revenue Sources

In July 2001, we announced the development of Rights|System, our next generation DRM platform for content protection and management. Rights|System is a scaleable multi-device, multi-platform DRM solution, and is designed to protect digital information, apply rules persistently after information is distributed, and automate many of the commercial consequences of using the information. Rights|System is designed to manage a broad range of rights across a variety of digital information, media, and device types.

Rights|System has three basic component sets: packaging tools for content authors, server components for service providers, and client technology for the consumer device. Rights|System is designed to implement a range of DRM functions, including persistent protection of digital information of all types, and support for simple to complex business models. Using a single server architecture, Rights|System is designed to allow service providers to deliver secure content to a broad range of devices including personal computers, set top boxes, video recorders, mobile phones and communicators and consumer electronics devices.

While we have only recently announced the Rights|System product suite, several Rights|System components of the now completed product suite have previously been licensed to customers.

The Rights|System product suite was made available for shipment to customers during the three months ended December 31, 2001, however, we completed the first license of the entire product suite in the first quarter of 2002 and cannot predict the market response to and success of the Rights|System products. Our business development and sales efforts are focused on licensing the three basic components of the product suite under terms that would require the payment of annual license fees for each component and an annual support contract that is a percentage of the listed annual license fee. The most material license revenue may come from the licensing of server components, which are currently being offered on a per central processing unit or CPU. The initial product release has two server components, the rights fulfillment server and the retail services server. Customers will be able to license an initial number of CPU licenses suitable for their anticipated service capacity requirements and then can purchase additional CPU licenses as their demand increases. We also offer professional services to our customers and partners to aid in implementation and integration of our Rights|System products into their environments. Rights|System licenses may require the payment of transaction fees, relating to the sale, lease, rental, or licensing of commercial content using the Rights|System products. Currently, the TrustNet clearinghouse does not support Rights|System customers and we will not derive any revenue from Rights|System-related TrustNet clearinghouse services.

In addition to our recent announcements concerning Rights|System, on October 31, 2001, we announced that we were commencing the licensing of our patent portfolio relating generally to protecting electronic rights and content, enabling secure electronic transactions, applying DRM and component security technologies in the digital economy, trusted computing, and next generation computing platforms. While we are currently engaged in discussions concerning licensing our patents, to date, we have not completed any patent license agreements and cannot predict if, when and under what terms licensing may occur.

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

Estimating Allowance for Doubtful Accounts.

We assess collectibility of accounts receivable for each of our customers at the onset of our relationship with that customer. This analysis includes a review of the credit worthiness of the customer, and a review of the customer’s financial statements, if available. For customers where collectibility is not reasonably assured, we defer revenue until cash is collected. Management analyzes accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, and changes in customer demand when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates. Because a number of licensees discontinued operations subsequent to licensing our software during the year-ended December 31, 2001, the Company recorded $1.8 million of bad debt expense compared to $198,000 during the year-ended December 31, 2000.

Impairment of Long-Lived Assets

We periodically review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.” Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

For assets to be held and used, including acquired intangible assets, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows to determine fair value and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

In 2002, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $2.1 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and at least an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

Acquisitions

On January 30, 2001, we acquired the remaining 92.1% of the outstanding shares and all of the outstanding stock options of PublishOne Inc. (“PublishOne”), a privately held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, we owned approximately 7.9% of PublishOne’s outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne’s operations have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share totaling $6.0 million, the assumption of stock options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share totaling $5.6 million, assumed liabilities of $5.2 million including a lease obligation of $3.1 million in excess facilities, net of expected sublease income, and acquisition costs of approximately $250,000. The Company has paid $1.5 million against the acquired lease obligation during 2001 and has a liability for the remaining exposure of $2.6 million at December 31, 2001. The InterTrust options issued in connection with the assumption of the PublishOne option plan were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of December 31, 2001 no milestones have been met and we do not expect these milestones to be met.

We allocated PublishOne’s purchase price based on the relative fair value of the net tangible and intangible assets acquired. We allocated $3.3 million to deferred compensation based upon the intrinsic value of unvested stock options at the date of acquisition. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

Tangible Assets	$1,581
Purchased Technology	1,671
Acquired Workforce	1,452
Other Intangible Assets	610
Deferred Compensation	3,323
Goodwill	8,255

$16,892

Goodwill, purchased technology and other intangible assets were originally being amortized on a straight-line basis over four years. The acquired workforce was originally being amortized on a straight-line basis over two years. See further discussion in “Impairment of Goodwill and Other Intangible Assets” below.

The fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was allocated to deferred stock compensation. The deferred stock compensation is being amortized to compensation expense over the remaining vesting term using a graded method. Due to terminations during the year ended 2001 InterTrust reversed $2.6 million in Deferred Compensation against Additional Paid in Capital. The amount reversed was based on the remaining balance in Deferred Compensation related to each employee at the date of termination.

On August 8, 2001, we acquired the remaining 81.1% of Zero Gravity Technologies Corporation (“Zero Gravity”), a developer of a policy-based secure email product. Prior to the acquisition date, we owned approximately 18.9% of Zero Gravity’s outstanding stock. The transaction was accounted for as a purchase and the results of Zero Gravity’s operations have been included in the consolidated financial statements from the date of acquisition. InterTrust paid $510,000 (net of cash received), issued 500,000 shares of InterTrust common stock at a fair value of $0.98 per share totaling $490,000, assumed liabilities of $198,000, and paid $2,000 in acquisition costs to acquire all of the shares of Zero Gravity that we did not already own. In addition, InterTrust assumed outstanding Zero Gravity employee stock options equivalent to approximately 60,000 shares of InterTrust common stock at a fair value of $0.98 per share totaling $59,000. The InterTrust options issued in connection with the assumption of the Zero Gravity options were valued using the Black-Scholes option pricing model assuming a volatility of 2.2, expected life of 9.3 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $0.98. The purchase price of $1,509,000 was allocated based on an internally prepared valuation as follows (in thousands):

Tangible Assets	$111
In-Process Research and Development	567
Goodwill	831

$1,509

Because this acquisition occurred subsequent to the issuance of SFAS No. 142, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of,” goodwill is considered to have an indefinite life and is not being amortized, and will be reviewed for impairment on an annual basis, or more frequently if impairment indicators arise.

Stock Option Exchange Program

On May 24, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date at least six months and a day from the cancellation date, which was June 22, 2001. We granted 2,229,214 stock options related to the program on January 2, 2002, and the exercise price was $1.22, which was equal to the fair market value of InterTrust’s common stock on that date. Such new options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our board of directors, our officers and our senior executives were not eligible to participate in this program.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues

Total revenues increased to $8.4 million in 2001 from $8.0 million in 2000. License fees, software support and training services, services revenue, and revenue from the sales of chips containing our technology accounted for 72%, 16%, 12%, and less than 1% of total revenues in 2001 and 52%, 39%, 3%, and 6% of total revenues in 2000. License revenues increased to $6.1 million in 2001 from $4.1 million in 2000, and represents the amortization of new and deferred license fees. This increase was primarily due to the recognition of deferred revenue totaling $5.7 million from agreements signed in prior years. In addition, we recognized $759,000 of revenue during 2001 relating to license agreements terminated during 2001. The amount recognized represents the remaining deferred revenue balances relating to terminated license agreements as of the dates of termination. The majority of this related to a licensee that declared bankruptcy during 2001, which triggered an automatic termination under the terms of the license agreement.

We entered into seven new product license agreements in 2001 for which we recognized revenue . However, no significant new license agreements were entered into during the quarters ended September 30, 2001 and December 31, 2001 due to the transition to our new software platform, Rights|System.

Revenues from software support and training services decreased to $1.4 million in 2001 from $3.1 million in 2000. This decrease was due to the expiration of a number of partner support agreements and the inability of many of our smaller licensees to pay amounts due under support agreements due to economic conditions in 2001. Although we anticipate deriving support revenue in the future from our Rights|System product licenses we do not expect to derive any support revenue from the license of any Rights|System products earlier than the second quarter of 2002.

Services revenue increased to $1.0 million in 2001 from $244,000 in 2000. Services revenue represents monthly service fees for TrustNet clearinghouse services, consulting and system integration services. The increase in services revenue was due to a greater number of consulting services performed in 2001. We may be offering consulting services in the future relating to the Rights|System product.

Revenue from the sale of chips containing our software totaled $12,000 in 2001 and $445,000 in 2000. This revenue was the result of chips sold to one customer under the terms of a short-term purchase agreement to provide chips for testing and trial production. We do not expect to derive any significant revenue from hardware sales in future periods.

Cost of Revenues

Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was $430,000 in 2001 and $436,000 in 2000. Cost of license revenue is expected to fluctuate from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period.

Cost of software support and training revenue consists primarily of the cost of personnel, travel related expenditures, and training materials. Cost of software support and training revenue increased to $1.2 million in 2001 as compared to $910,000 in 2000. The increase in cost of software support and training represents the increase in support personnel required to provide technical assistance and training to our partners. Software support and training services costs are expected to fluctuate from period to period depending on the support requirements of our partners.

Cost of service revenue consists primarily of outside services, personnel, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of service revenue was $5.6 million in 2001 and $3.7 million in 2000. These increases are primarily attributable to investment in clearinghouse infrastructure, personnel and the costs of performing consulting engagements.

Cost of hardware revenue increased to $840,000 in 2001 from $445,000 in 2000. These costs are related to the purchase of chips from a third party, and the customization and transport of the chips. The costs in 2001 include a reserve for inventory in the amount of $823,000 due to cancellation of the supply agreement with one customer.

Research and Development

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending increased to $34.9 million in 2001 from $24.5 million in 2000. This increase was primarily attributable to a $6.8 million increase in personnel costs associated with both product research and development, primarily on Rights|System development, and a $1.8 million increase in facilities and related expenses, such as rent and utilities. We anticipate research and development expenses will decrease significantly in the future due to reductions in our workforce.

Sales and Marketing

Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development and marketing, public relations, and other marketing expenses. Sales and marketing expenses were $18.6 million in 2001 and $18.5 million in 2000. Sales and marketing expenses were flat in 2001 as compared to 2000, as increases to facilities and related costs and insurance expenses were offset by decreases in advertising, deployment programs and other marketing activities. We anticipate sales and marketing expenses will decrease significantly in the future due to the workforce reductions.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, outside professional service fees, and general corporate expenses. General and administrative expenses increased to $17.1 million in 2001 from $10.0 million in 2000. The increase was primarily attributed to a $2.0 million increase in personnel costs due to additional executive, legal and accounting personnel, a $2.4 million increase in legal expenses related to litigation activities, a $1.6 million increase in bad debt expense due to the inability of many of our smaller licensees to pay amounts due under support agreements because of the economic conditions in 2001 and, to a lesser extent, increases in insurance, and professional expenses. We expect general and administrative expenses to continue to increase as a result of litigation costs related to a claim of patent infringement we filed against Microsoft in April 2001.

Purchased In-Process Research and Development

In August 2001, we recorded $567,000 of purchased in-process research and development related to our acquisition of Zero Gravity Corporation. In March 2000, we recorded $6.1 million of acquired in-process research and development related to our acquisition of Infinite Ink Corporation. These acquisitions were accounted for under the purchase method of accounting in accordance with SFAS 141 “Business Combinations” and Accounting Principles Board Opinion No. 16 (“APB 16”).

The purchased in-process research and development relating to the Infinite Ink acquisition consisted of three projects to combine digital rights management with software system that would allow users to securely purchase and view published content on their personal computers. The projects in development were approximately 60%

complete at the time of acquisition and, following the acquisition, have been incorporated into our Commerce product. Revenues and operating profit attributable to the in-process research and development were estimated over a three-year projection period. The resulting projected cash flows were discounted to their present value using a discount rate of 30%, which was calculated based on the weighted average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

The purchased in-process research and development relating to the Zero Gravity acquisition, specifically the secure email application, was 70% complete on the acquisition date. As of December 31, 2001, this technology remained 70% complete. The application was based on InterTrust’s Commerce product, and we chose to discontinue engineering activities aimed at transferring Zero Gravity’s application to the Rights|System platform. We do no expect to expend any resources on this activity in the future. Revenues and operating profit attributable to the in-process research and development were estimated over a four-year projection period. The resulting projected cash flows were discounted to their present value using a discount rate of 30%, which was calculated based on the weighted average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets was $5.4 million in 2001 as compared to $3.0 million in 2000. Amortization of goodwill and intangible assets is related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. The increase is due to higher goodwill and other intangible assets balances than in prior year related to business acquisitions.

Amortization of Deferred Compensation

Deferred compensation represents the difference between the exercise price of options granted to employees prior to our initial public offering in 1999 and the deemed fair value of our common stock for financial reporting purposes. Additionally, in conjunction with the acquisition of PublishOne, the fair value of the unvested common stock subject to lapsing rights of repurchase, and the intrinsic value of the unvested options held by PublishOne employees was allocated to deferred stock compensation. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. During 2001 we recorded a reduction to the deferred compensation balance of $3.6 million due to employee terminations. We recognized approximately $2.3 million of related compensation expense in 2001 as compared to $3.3 million in 2000.

Impairment of Goodwill and Other Intangible Assets

During the second quarter of 2001, we identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included the slower than expected development of the Digital Rights Management (DRM) market, aggressive marketing efforts by our principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from the Company’s existing Commerce product platform to our new Rights|System product platform.

We determined that we had three categories of long-lived assets with attributable and identifiable cash flows: Commerce and related technology, Rights|System technology, and PublishOne services. Commerce and related technology long-lived assets include goodwill and other intangible assets recorded in connection with the Company’s acquisitions of Infinite Ink in March 2000 and PassEdge in December 2000. Rights|System technology assets primarily consist of property and equipment, patents and acquired workforce. PublishOne services assets consist of goodwill and other intangible assets goodwill recorded in connection with the Company’s acquisition of PublishOne in January 2001.

With the assistance of independent valuation experts, we performed asset impairment tests for each of the three identified asset categories. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows to the total carrying amount of goodwill, other intangible assets and property and equipment for each asset category. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect our best estimates. Based on the results of these tests, we determined that the carrying amounts of the Commerce and related technology and PublishOne services long-lived assets were impaired.

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

During the fourth quarter of 2001, we identified indicators of possible impairment of our workforce-in-place intangible assets related to the Infinite Ink, PassEdge, and PublishOne acquisitions. The workforce-in-place balances were originally valued at the time of each acquisition based on the costs necessary to recruit and train employees retained during the merger. These assets are amortized based on the estimated contribution period of the employees. As many of the employees assumed in connection with the three acquisitions were no longer employed by InterTrust as of December 31, 2001, we recorded an impairment charge during the fourth quarter of 2001 of $822,000 out of $1.6 million of the workforce-in-place intangible asset.

We did not record any charges in 2000 for the impairment of goodwill and other intangible assets.

Effective January 1, 2002, in accordance with the provisions of SFAS 142, we will no longer amortize the remaining balance of goodwill totaling approximately $2.1 million, but we will review it for impairment annually (or more frequently if impairment indicators arise).

Restructuring and Other

During the year ended December 31, 2001, we recorded restructuring and Other charges totaling $11.2 million comprising $9.1 million in restructuring costs associated with the reductions in our workforce, and a $2.1 million impairment charge relating to long-lived assets to be disposed or abandoned. In the future, discretionary expenses may decrease as a result of the reductions in our workforce. We estimate the total annual savings from workforce, facilities, and other cost reductions in 2001 and the first quarter of 2002 at approximately $50 to $55 million.

On April 30, 2001, our board of directors formally adopted a program to reduce our worldwide workforce. The reduction resulted in the decrease of 43 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of 2001. During the second quarter of 2001, we recorded a restructuring charge of approximately $1.2 million relating primarily to severance and fringe benefits. All amounts had been paid by December 31, 2001.

On August 2, 2001, we further reduced our worldwide workforce. The reduction resulted in the decrease of 33 regular employees across all business functions, operating units, and geographic regions. All 33 terminated employees left InterTrust, and all cash payments were made by December 31, 2001. During the third quarter of 2001, we recorded a restructuring charge of approximately $540,000 relating primarily to severance and fringe benefits.

On October 29, 2001, our board of directors again approved a plan to reduce our worldwide workforce. The reduction resulted in the decrease of 103 regular employees across all business functions, operating units, and geographic regions. All employees were notified of the reductions prior to December 31, 2001. Of the 103 terminated employees, 98 had left by December 31, 2001 and the remaining 5 employees left at different dates during January 2002. During the fourth quarter of 2001, we recorded a restructuring charge of approximately $2.4 million relating to severance and fringe benefits.

The October 29, 2001 plan included vacating 5 facilities, in whole or in part, 4 of which have been vacated by December 31, 2001. The remaining facility will be vacated no later that June 30, 2002. We will not use these vacated spaces in the future for any reason, and we expect to continue to make monthly payments on these properties through March 2006. We recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligation, net of assumed sub-lease income. In March 2002 we paid $2.4 million to terminate the lease of one of our Santa Clara facilities. This amount was included in the restructuring accrual at December 31, 2001.

Due to the employee terminations and the vacated facilities, we also identified excess assets that have no future alternative use. These excess assets are computer equipment, furniture and fixtures, and leasehold improvements related to the vacated facilities. Any excess assets that are not included in sublease contracts will be sold in secondary markets or scrapped. We recorded a non-recurring charge for excess or impaired assets of $2.1 million in the quarter ended December 31, 2001.

On January 31, 2002, we announced we would further reduce our workforce by approximately 45%, or 83 employees and vacate one facility. We will record a charge of approximately $2.5 million related to the reduction in force and the closure of one facility in the first quarter of 2002.

Interest and Other Income, Net

Interest and other income consists primarily of interest earned on cash, cash equivalents and short and long-term investments. Interest and other income decreased to $9.4 million in 2001 from $10.9 million in 2000. The decrease in interest income is due to lower cash and investment balances in 2001 as compared to 2000. This decrease in interest income is offset by a $750,000 in cancellation fees recorded as other income in connection with the termination of the Nokia license agreement in the fourth quarter of 2001.

Loss on Debt and Equity Investments

Investments in privately held companies primarily consist of equity and debt securities in which we own less than a 20% interest. We invest in entities based upon the size of the market opportunity, the entity’s product or service’s ability to meet market demands, the barriers to entry that are established by the entity’s product or service offering, the long-term defensibility of product leadership in a defined marketplace, the previous experience of the management team and its ability to execute on its business plan, and the financial projections of the prospect. Additionally, we also consider the strategic importance of the entity’s technology in furthering the adoption of digital rights management technologies.

We do not have the ability to exercise significant influence over any of the companies in which we invest and accordingly account for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. As a result of the deterioration of financial markets and the corresponding effect on private company valuations and financing prospects, during the second quarter of 2001, we recorded $3.0 million in losses reflect other than temporary declines in the value of investments in privately held companies. The remaining carrying amount in privately held companies of $250,000 was further written down to zero during the three months ended December 31, 2001. As a result we carry no value related to investments in privately held companies in the consolidated balance sheet. We have not participated in subsequent financings for any of the companies in which we have invested, and we are not obligated or committed in any way to participate in any future financings of any of our investments.

Provision for Income Taxes

From inception through December 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.

Years Ended December 31, 2000 and 1999

Revenues

Total revenues increased to $8.0 million in 2000 from $1.5 million in 1999. License fees, software support and training services, TrustNet clearinghouse services, and revenue from the sales of chips containing our technology accounted for 52%, 39%, 3%, and 6% of total revenues in 2000 and 50%, 40%, 10%, and none of total revenues in 1999.

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

Purchased In-Process Research and Development

In March 2000, we recorded $6.1 million of acquired in-process research and development related to our acquisition of Infinite Ink Corporation. The acquisition was accounted for under the purchase method of accounting in accordance with APB 16. This expense is a non-recurring charge.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangibles increased to $3.0 million in 2000 from none in 1999. The increase of amortization of goodwill and purchased intangibles was due to the additional amortization related to the acquisition of Infinite Ink Corporation and the purchase of technology and other assets from PassEdge Corporation. See Note 2 of Notes to Consolidated Financial Statements.

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

Interest Income (Expense), Net

Interest income (expense), net, consists primarily of interest earned on cash and cash equivalents and marketable securities. We recognized approximately $10.9 million of interest income in 2000 and $1.9 million in

1999. The increase in interest income is primarily attributable to the increase in our average investment balance from the proceeds of our public offering in April 2000. We had no interest expense in 2000 nor in 1999.

Loss on Debt and Equity Investments

In April through June 2000, we made investments of $6.5 million in equity securities in certain private technology companies. Investments in privately-held companies primarily consist of equity and debt securities in which we own less than a 20% interest. We do not have the ability to exercise significant influence over any of these companies and accordingly account for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. During 2000, we recorded $3.0 million in losses as a result of other than temporary declines in the value of investments in privately held companies. Furthermore, in September and October 2000, we made two loans totaling $699,000 to a privately held technology company. In December 2000, we reserved for the entire balance of the notes receivable due to the uncertainty of collection, based on the deterioration of the financial condition of the company.

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

Quarterly Results of Operations (unaudited)

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

	Three Months Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$1,588	$1,542	$1,562	$1,387	$1,386	$1,188	$889	$687
Software support and training	18	185	428	730	996	861	632	660
Services	253	205	239	276	50	48	146	—
Hardware	—	—	—	12	445	—	—	—

Total revenues	1,859	1,932	2,229	2,405	2,877	2,097	1,667	1,347
Cost of revenues:
Licenses	91	112	90	137	90	133	110	103
Software support and training	171	161	475	438	345	236	182	147
Services	1,191	954	1,564	1,915	1,379	934	714	643
Hardware	—	—	423	417	445	—	—	—

Total cost of revenues	1,453	1,227	2,552	2,907	2,259	1,303	1,006	893

Gross profit (loss)	406	705	(323)	(502)	618	794	661	454
Operating costs and expenses:
Research and development	6,683	9,786	9,004	9,391	7,029	6,470	5,775	5,201
Sales and marketing	1,942	3,552	5,447	7,610	6,028	4,493	4,361	3,657
General and administrative	4,560	4,055	4,529	3,946	2,869	2,520	2,273	2,228
Purchased in-process research and development	—	567	—	—	—	—	—	6,100
Amortization of goodwill and other intangibles	574	259	2,363	2,193	1,159	923	922	—
Amortization of deferred compensation	315	843	392	723	636	746	938	1,006
Impairment of long-lived assets	822	—	31,086	—	—	—	—	—
Restructuring and other	9,526	540	1,170	—	—	—	—	—

Total operating costs and expenses	24,422	19,602	53,991	23,863	17,721	15,152	14,269	18,192

Loss from operations	(24,016)	(18,897)	(54,314)	(24,365)	(17,103)	(14,358)	(13,608)	(17,738)
Interest and other income, net	2,529	1,966	2,115	2,770	2,683	3,306	2,766	2,112
Loss from debt and equity investments	(250)	—	(2,996)	—	(3,699)	—	—	—
Provision for foreign income taxes	—	—	—	—	(2)	—	—	—

Net loss	$(21,737)	$(16,931)	$(55,195)	$(21,595)	$(18,121)	$(11,052)	$(10,842)	$(15,626)

Basic and diluted net loss per share	$(0.23)	$(0.18)	$(0.59)	$(0.24)	$(0.21)	$(0.13)	$(0.13)	$(0.20)

Shares used in computing the net loss per share	94,537	93,981	93,442	91,485	86,759	85,434	84,247	78,931

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $126.7 million at December 31, 2001, a decrease of $48.6 million from December 31, 2000. The change in 2001 is primarily attributable to the net loss of $115.5 million offset by non-cash charges of $54.5 million, and $20.0 million of cash generated from the sale of 4.0 million shares of our common stock to Nokia Finance International B.V., a subsidiary of Nokia Corporation, in January 2001.

Net cash used in operating activities totaled $66.0 million in 2001. The cash used in 2001 is primarily attributable to the net loss of $115.5 million, partially offset by various non-cash charges such as impairment of long-lived assets of $31.9 million, $7.3 million of non-cash restructuring and other charges, amortization of goodwill and other intangible assets of $5.7 million, depreciation and amortization of $3.8 million, loss on debt and equity investments of $3.2 million, and stock related compensation of $2.3 million.

Net cash provided by investing activities totaled $77.3 million in 2001. The cash generated in the period is primarily attributable to sales of marketable investments offset by purchases of $82.0 million offset by capital expenditures totaling $4.1 million principally comprised of computer equipment and software used to support our product development.

Net cash provided by financing activities was $21.5 million in 2001, due to cash generated from issuing common stock to Nokia Corporation and, to a lesser extent, from the exercise of employee stock options.

At December 31, 2001, our principal source of liquidity was $126.7 million in cash and cash equivalents and marketable securities. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures, meet anticipated capital requirements, or take advantage of future business opportunities.

We do not have any “special purpose entities” that are unconsolidated in our financial statements. We have contractual obligations in the form of capital and operating leases. See further discussion in the notes to the audited financial statements.

The following summarizes our contractual payment obligations and commitments:

	Payment Obligations by Year (in thousands)
	2002	2003	2004	2005	2006	There- after	Total
Operating leases	$6,311	$5,533	$3,515	$863	$34	$—	$16,256
Capital leases	181	1	—	—	—	—	182

	$6,492	$5,534	$3,515	$863	$34	$—	$16,438

At December 31, 2001, we have recorded $4.9 million in accrued restructuring costs related to operating leases included in the table above. During March 2002, InterTrust paid $2.4 million to terminate the lease of one of our Santa Clara facilities. At December 31, 2001 our remaining commitment relating to this lease was $4.5 million and the lease extended through October 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We develop products in the United States and license our products to partners in North America, Europe, Asia, and Australia. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At December 31, 2001 and December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages and positions as of March 31, 2001, are as follows:

Name	Age	Position
Victor Shear	54	Chairman of the Board
David Lockwood	42	Executive Vice Chairman of the Board, Chief Executive Officer and President
David C. Chance	45	Director
Edmund J. Fish	39	Director, Executive Vice President and President, MetaTrust Utility
Greg Wood	43	Chief Financial Officer
Mark Ashida	43	Chief Operating Officer
David P. Maher	51	Chief Technology Officer
Patrick P. Nguyen	35	Senior Vice President, Corporate Development
Mark Scadina	32	Vice President and General Counsel
Talal Shamoon	38	Executive Vice President, Business Development
Satish K. Gupta	57	Director
Timo Ruikka	45	Director
Patrick S. Jones	57	Director
Robert R. Walker	51	Director
Lester Hochberg	64	Director

Victor Shear has served as chairman of the board of InterTrust since our inception in January 1990 and until March 2002 served as our chief executive officer. Before founding InterTrust, Mr. Shear co-founded Personal Library Software, Inc., a text and document database company, in June 1986. Mr. Shear served as chairman, president and chief executive officer of Data Scientific Corporation, a software developer of scientific workstations company, from May 1982 to February 1985. Mr. Shear received a B.A. in sociology from Brandeis University.

David Lockwood has served as chief executive officer and president since March 2002. Mr. Lockwood has served as president of Intertrust since November 2001 and as executive vice chairman since September 2001. Mr. Lockwood served as a director of InterTrust since October 2000. Before joining InterTrust, Mr. Lockwood served as a managing partner of Reuters Greenhouse Fund, a venture capital firm, from February 2000 to September 2001 . Prior to joining Reuters Greenhouse Fund, Mr. Lockwood spent 10 years at Goldman, Sachs & Co., most recently as a managing director. Mr. Lockwood also serves on the boards of directors of Forbes.com. Mr. Lockwood received a B.A. in history from Miami University and a M.B.A. in Finance from the University of Chicago.

David C. Chance has served as a director since October 1999, and also served as executive vice chairman from October 1999 to September 2001. Before joining InterTrust, from January 1994 to January 1998, Mr. Chance was deputy managing director of BskyB Group Ltd., a leading United Kingdom pay-television and media company, and continued to serve as a consultant and non-executive director until August 1999. In addition, Mr. Chance is a non-executive director of Modern Times Group, the primary pay-television operator in Scandinavia, and Sunderland football club. Mr. Chance also serves on the board of the New Millenium Experience Company, responsible for the Millenium Dome project in London. Mr. Chance received a B.S. in psychology, a B.A. in industrial relations, and a M.B.A. from the University of North Carolina at Chapel Hill.

Edmund J. Fish has served as a director, executive vice president, and president, MetaTrust Utility, of InterTrust since December 2000. From January 2000 to December 2000, Mr. Fish served as executive vice president and chief business officer of InterTrust. From June 1999 to January 2000, Mr. Fish served as senior operating officer and executive vice president, corporate development of InterTrust. From September 1995 to June 1999, Mr. Fish served as general counsel and vice president, corporate development of InterTrust. Before joining InterTrust, Mr. Fish practiced law in the Silicon Valley, Washington D.C. and New York offices of Weil, Gotshal & Manges, an international law firm, from August 1989 to August 1995. Mr. Fish received a B.S. in biomedical engineering from Marquette University and a J.D. from Wayne State University.

Greg Wood has served as chief financial officer of InterTrust since November 2000. Prior to joining InterTrust, Mr. Wood served as chief financial officer of Network Computing Devices, a computer networking company, from August 1999 to November 2000. Mr. Wood also served as executive vice president and chief financial officer, from December 1998 to July 1999, and as chief financial officer, from July 1997 to November 1998, of Sutmyn Storage Corporation, a data storage company. Prior to joining Sutmyn, Mr. Wood served as senior vice president, finance and managing director, from April 1996 to June 1997, and as vice president and treasurer, from January 1990 to March 1996, of Memorex Telex NV, a supplier of computer networking products and services. Mr. Wood received a B.B.A. in accounting from the University of San Diego and a J.D. from the University of San Francisco. Mr. Wood is a certified public accountant.

Mark Ashida has served as Chief Operating Officer of InterTrust since April 2001. From February 2001 to April 2001, Mr. Ashida served as executive vice president solutions of InterTrust. From December 2000 to February 2001, Mr. Ashida served as senior vice president solutions for InterTrust. Prior to joining InterTrust, Mr. Ashida served as chief executive officer of PassEdge, a DRM for video company, from December 1999 to December 2000. Mr. Ashida also served as general manager of PassEdge for Intel Corporation, a computer chips company, from March 1999 to December 1999. From January 1991 through March 1999, Mr. Ashida was an independent consultant/interim CEO. Mr. Ashida received a B.A. in Math and Economics from Pomona College and a M.B.A. from Harvard Business School.

David P. Maher has served as chief technology officer of InterTrust since June 1999. Prior to joining InterTrust, Mr. Maher served in various positions at AT&T from June 1981 to June 1999, including as an AT&T fellow, a Bell Labs fellow and head of the secure systems research department. At AT&T, Mr. Maher developed secure wideband transmission systems, cryptographic key management systems and secure communications devices. In addition, Mr. Maher was chief architect for AT&T’s STU-III secure device, data, and video products for secure government communications. Mr. Maher has been a consultant for the National Science Foundation, the National Security Agency, the National Institute of Standards and Technology, and the Congressional Office of Technology Assessment, and has taught electrical engineering, mathematics and computer science at several institutions. Mr. Maher received B.A., M.S. and Ph.D. degrees in mathematics from Lehigh University.

Patrick P. Nguyen is senior vice president, corporate development, and has also served as vice president, global alliances, since joining InterTrust in July 1998. Prior to joining InterTrust, from February 1993 to June 1998, Mr. Nguyen worked at the Silicon Valley Office of Weil, Gotshal & Manges, where he was made a partner in January 1998 and headed the corporate and technology transaction group. Mr. Nguyen received a B.S. in computer science from the University of California at Irvine and a J.D. from the University of California at Los Angeles.

Mark Scadina has served as vice president and general counsel of InterTrust since February 2000 . From March 1999 to February 2000, Mr. Scadina served as Director, corporate development and legal at InterTrust. From September 1994 to March 1999 Mr. Scadina practiced law in the Silicon Valley office of Pennie & Edmonds. Mr. Scadina received a B.S. in computer engineering from Santa Clara University and a J.D. from the University of California, Berkeley School of Law (Boult Hall).

Talal Shamoon has served as executive vice president, business development since March 2001, and senior vice president, media of InterTrust since February 2000 to March 2001. From June 1999 to February 2000, Dr. Shamoon served as our vice president, corporate development and technology initiatives. From June 1997 to June 1999, Dr. Shamoon served as a member of the research staff of STARLab. Prior to joining InterTrust, from October 1994 to June 1997, Dr. Shamoon worked for NEC Research Institute, an advanced research facility of NEC focused on computer science and physics, where he focused on multimedia security, signal processing and data compression. Dr. Shamoon received B.S., M. Eng and Ph.D degrees in electrical engineering from Cornell University.

Satish K. Gupta has served as a director of InterTrust since February 1993. Mr. Gupta has been the president and chief executive officer of Cradle Technologies, a semiconductor company, since July 1998. From May 1994 to June 1998, Mr. Gupta was vice president of corporate marketing and business development of Cirrus Logic, a semiconductor company, and from June 1991 to May 1994, he was vice president of strategic marketing and advanced development of Media Vision, a multi-media peripherals company. Mr. Gupta received a B.E. in electrical engineering in India from Birla Institute of Technology and Science, an M.S. in electrical engineering from Massachusetts Institute of Technology, and a M.S. in engineering and economic systems from Stanford University.

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

Patrick S. Jones has served as director of InterTrust since July 2001. Mr. Jones was senior vice president and chief financial officer of GEMPLUS SA, the largest manufacturer of “smart cards” and SIM cards for mobile phones, from June 1998 to March 2001. Prior to joining GEMPLUS SA, Mr. Jones served as vice president and corporate controller of Intel Corporation, the largest semiconductor manufacturing company, from June 1992 to June 1998. Mr. Jones also serves as chairman of the board of Dione Plc (U.K.) and serves as director of Genesys SA (France) and QRS Corporation. Mr. Jones received a B.A. in International Economics from the University of Illinois and a M.B.A. in finance from St. Louis University.

Robert R. Walker has served as director of InterTrust since January 2002. Mr. Walker was executive vice president and chief financial officer of Agilent Technologies, an electronic equipment manufacturing company, from March 1999 to December 2001. Prior to joining Agilent Technologies, Mr. Walker held positions of vice president, chief information officer and group controller at Hewlett-Packard Company, an electronic equipment manufacturing company, from June 1975 to February 1999. Mr. Walker is also a director of Financial Executives International. Mr. Walker received a B.S. in Electrical Engineering and a M.B.A. in finance from Cornell University.

Lester Hochberg has served as director of InterTrust since January 2002. Mr. Hochberg has served as director and president of Ramp;R Capital Partners, an investment company, since June 1998 and as director and president of Bercap Corporation, a financial advisory company, since 1985. Mr. Hochberg was Chairman of Gibson’s, a retail store, from February 1992 to September 1998. Mr. Hochberg received a B.S. in economics from Brooklyn College and a J.D. from Harvard Law School.

Board of Directors Meetings and Committees

During the fiscal year ended December 31, 2001, the Board of Directors held fifteen (15) meetings and acted by written consent in lieu of a meeting on no occasions. For the fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which each such director served. The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

The Audit Committee was created on July 22, 1999 and became effective on the effective date of the Company’s initial public offering of its securities, October 26, 1999. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. The members of the Audit Committee are Messrs. Gupta, Jones, and Walker. Mr. Walker was added to the Audit Committee in January 2002. During the fiscal year ended December 31, 2001, the Audit Committee of the Board of Directors held four meetings.

The Compensation Committee was created on July 22, 1999 and became effective on the effective date of the Company’s initial public offering of its securities, October 26, 1999. The Compensation Committee reviews the performance of the executive officers of the Company, establishes compensation programs for the officers, and reviews the compensation programs for other key employees, including salary and cash bonus levels and option grants under the 1995 Stock Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan. The members of the Compensation Committee are Messrs. Gupta and Jones. Mr. Jones joined the Compensation Committee in January 2002 following the resignation of another non-employee director. During the fiscal year ended December 31, 2001, the Compensation Committee of the Board of Directors held fourteen meetings.

Compensation of Directors

Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

Non-employee directors are eligible to receive options under the Company’s 1999 Non-Employee Directors Option Plan (“Directors Plan”). Each individual who first joins the Company’s Board of Directors as a non-employee director after the effective date of the Company’s initial public offering will receive at that time a fully vested option for 30,000 shares of the Company’s common stock. In addition, at each of the Company’s annual stockholders’ meetings, beginning in 2000, each non-employee director who will continue to be a director after that meeting will automatically be granted at that meeting a fully vested option for 10,000 shares of the Company’s common stock. However, any non-employee director who receives an option for 30,000 shares under this Directors Plan will first become eligible to receive the annual option for 10,000 shares at the annual meeting that occurs during the calendar year following the year in which he received the option for 30,000 shares.

Non-employee directors are also eligible to receive options and be issued shares of common stock under the Company’s 1999 Equity Incentive Plan. Directors who are also employees of the Company are eligible to receive options and be issued shares of common stock under the Company’s 1999 Equity Incentive Plan and are also eligible to participate in the Company’s 1999 Employee Stock Purchase Plan.

Mr. Gupta, one of the Company’s non-employee directors, received an option for 160,000 shares of common stock at an exercise price of $0.3125 per share in February 1994. Mr. Gupta and Mr. Fredrickson, another of the Company’s non-employee directors, received an option for 30,000 shares of common stock at an exercise price per share of $7.00 in October 1999. In March 2000, the Company granted an option to purchase 40,000 shares of common stock at an exercise price of $82.50 per share to each of Messrs. Fredrickson and Gupta and in April 2000, the Company granted an option to purchase 20,000 shares of common stock at an exercise price of $29.13 per share to each of Messrs. Fredrickson and Gupta. In May 2001, the Company granted an option to purchase 40,000 shares of common stock at an exercise price of $2.10 per share; in June 2001, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $1.10 per share; and in November 2001, the Company granted an option to purchase 10,000 shares of common stock at an exercise price of $1.07 per share to each of Messrs. Fredrickson and Gupta. In March 2001 the Company granted an option to purchase 30,000 shares of common stock at an exercise price of $3.75 per share to Mr. Ruikka, another of the Company’s non-employee directors. In June 2001 the Company granted an option to purchase 30,000 shares of common stock at an exercise price of $1.10 per share, and in July 2001 the Company granted an option to purchase 10,000 shares of common stock at an exercise price of $1.23 per share to Mr. Jones, another of the Company’s non-employee director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2001 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons regarding their Section 16(a) reports for the 2001 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten percent (10%) stockholders, except that (i) Bruce Fredricksen, a former Director, filed a Form 4 in March 2002 disclosing eight transactions that took place in May 2001 and February 2001, (ii) David Lockwood filed a Form 4 in March 2002 disclosing two transactions that took place in November 2001 and September 2001, (iii) David Maher filed an amended Form 3 in March 2002 disclosing one transaction that took place in October 1999, (iv) Patrick Nguyen filed a Form 4 in March 2002 disclosing 1 transaction that took place in February 2001, and (v) Talal Shamoon filed an amended Form 3 in March 2002 disclosing one transaction that took place in October 1999.1

ITEM 11.    EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation of Executive Officers

The following table presents information about compensation paid by the Company in 2001 for services by Victor Shear, the Company’s chief executive officer at December 31, 2001, the Company’s four other highest-paid executive officers who were officers as of the end of fiscal year 2001, and one officer who ceased employment during the year (collectively the “Named Executive Officers”) whose total salary and bonus for the fiscal year exceeded $100,000:

Summary Compensation Table

	Year	Annual Compensation					Long-Term Compensation Awards	All Other Compen- sation($)
Name and Principal Position		Salary ($)		Bonus ($)	Other Annual Compensation ($)		Number of Securities Underlying Options (#)
Victor Shear Chairman of the Board and Chief Executive Officer	2001 2000 1999	$280,000 249,375 175,000			$63,404 59,530 38,528	(1) (2) (3)	— — —	— — —

Edmund J. Fish Director, Executive Vice President and President of the MetaTrust Utility	2001 2000 1999	240,000 222,500 180,000		$200,000	— — —		$300,000 125,000 —	— — —

Greg Wood Chief Financial Officer	2001 2000 1999	240,000 35,455 —	(4)		— — —		75,000 360,000 —	— — —

Mark Ashida Chief Operating Officer	2001 2000 1999	258,750 13,636 —	(5)		— — —		350,000 300,000 —	— — —

Patrick Nguyen Senior Vice President, Corporate Development	2001 2000 1999	233,600 183,650 162,400			— — —		200,000 80,000 40,000	— — —

David Ludvigson (6) Former President	2001 2000 1999	250,352 110,349 —		50,000	— — —		400,000 1,000,000 —	$75,249 — —	(7)

(1)	Represents $50,689 in rental and related payments, and $12,715 in leased car payments.

(2)	Represents $47,895 in rental payments and $11,635 in leased car payments.

(3)	Represents $24,568 in rental payments and $13,960 in leased car payments.

(4)	Mr. Wood commenced employment with the Company in November 2000.

(5)	Mr. Ashida commenced employment with the Company in December 2000.

(6)	Mr. Ludvigson commenced employment with the Company in August 2000 and resigned his position as President in October 2001.

(7)
Represents forgiveness of loan in the principal amount of $70,000 and interest of $5,249. $61,383 was forgiven as a severance benefit, and $13,866 under the terms of the original employee loan agreement.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for 2001. No stock appreciation rights were granted to these individuals during such year.

	Individual Grants (1)						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(4)
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price per Share ($/sh) (3)	Expiration Date		5%	10%
Victor Shear	—		—	—	—		—	—

Edmund J. Fish	125,000 175,000	(5) (5)	1.4 2.0%	$3.75 1.10	3/5/11 6/21/11		294,794 121,062	747,067 306,795

Greg Wood	75,000	(5)	0.8	1.10	6/21/11		51,884	131,483

Mark Ashida	150,000 200,000	(5) (5)	1.7 2.3	3.29 1.10	5/1/11 6/21/11		310,359 138,356	786,512 350,623

Patrick Nguyen	100,000 100,000	(5) (5)	1.1 1.1	3.75 1.10	3/5/11 9/11/11		235,835 69,178	597,653 175,312

David Ludvigson	200,000 200,000	(5)	2.3 2.3	3.75 1.10	3/5/11 6/21/11	(6) (7)	471,671 138,356	1,195,307 350,623

(1)
The plan administrator has the discretionary authority to re-price the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the re-grant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with the Company. Under each of the options, the option shares will vest upon acquisition of the Company by merger or asset sale, unless the acquiring entity or its parent corporation assumes the outstanding options or substitutes comparable.

(2)	Based on a total of 8,819,149 option shares granted to the Company’s employees and directors during 2001.

(3)
The exercise price was equal to the fair market value of the Company’s Common Stock, based on the closing price of the Common Stock on the Nasdaq Stock Market, on the date of grant. The exercise price may be paid in cash, in shares of the Company’s Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares or through a margin loan procedure involving a loan secured by the purchased shares with the proceeds of the loan used to pay the Company the exercise price for the purchased shares. The Company may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

(4)
The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed according to rules promulgated by the Securities and Exchange Commission and does not represent the Company’s prediction of the Company’s stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

(5)	The option becomes exercisable in a series of equal monthly installment over a period of 48 months from the vesting commencement date.

(6)	The option terminated on October 31, 2001.

(7)
The option terminates on October 31, 2002, based on the terms of the Severance and Release Agreement dated October 31, 2001. The options became fully vested and exercisable on October 31, 2001 based on the terms of the Severance and Release Agreement dated October 31, 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The table below presents for the Company’s Named Executive Officers the number and value of shares underlying unexercised options that were held by these Named Executive Officers as of December 31, 2001. No options or stock appreciation rights were exercised by these Named Executive Officers in 2001, and no stock appreciation rights were outstanding at the end of that year.

The figures in the value of unexercised in-the-money options at fiscal year-end column are based on the fair market value of the Company’s common stock at the end of 2001, less the exercise price payable for these shares. The fair market value for the Company’s common stock at the end of 2001 was $1.23 per share.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Victor Shear	—	—	—	—
Edmund J. Fish	251,459	343,543	$63,002	$19,906
Greg Wood	106,875	328,125	1,219	8,531
Mark Ashida	121,875	528,125	3,250	22,750
Patrick Nguyen	314,999	298,335	37,113	24,288
David Ludvigson	520,831	—	26,000	—

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Messrs. Wood and Ashida have employment agreements with the Company that provide the following severance benefits: if each such Named Executive Officer is terminated by the Company for reasons other than certain misconduct, in consideration for compliance with the Company’s confidentiality agreement and a release of claims against the Company, each such officer will receive a cash severance payment equal to three months of base salary and an additional six months of vesting acceleration with respect to his initial option grant from the Company. In addition, if each such Named Executive Officer is terminated by the Company for reasons other than cause in connection with an extraordinary corporate transaction, such Named Executive Officer will receive additional vesting acceleration with respect to his initial option grant from the Company, as if he provided 48 months of service with the Company.

David Ludvigson, the Company’s former President, signed a Severance and Release Agreement dated October 31, 2001 (the “Severance Agreement”) with the Company. In consideration for Mr. Ludvigson’s agreement to comply with certain terms of his employment agreement with the Company and the Company’s confidentiality and invention agreement and his release of all claims against the Company, the Severance Agreement provided for the following severance benefits: (a) 100% vesting acceleration of his option to purchase 200,000 shares of the Company’s common stock granted on June 22, 2001 at an exercise price per share of $1.10; (b) extension of the term of this option to October 31, 2002; and (c) forgiveness of the remaining balance due under a promissory note in the amount of $61,383, executed by Mr. Ludvigson on August 14, 2000.

Upon a corporate transaction of the Company, 100% of the then unvested shares of the Company’s common stock subject to the following options granted to certain Named Executive Officers will become vested: (a) June 22, 2001 options granted to Mr. Fish for 175,000 shares of the Company’s common stock, Mr. Wood for 75,000 shares of the Company’s common stock and Mr. Ashida for 200,000 shares of the Company’s common stock; (b) September 12, 2001 options granted to Mr. Nguyen for 100,000 shares of the Company’s common stock; (c) January 15, 2002 options granted to Messrs. Fish, Wood, Ashida and Nguyen, each for 300,000 shares of the Company’s common stock. In addition, Mr. Nguyen received option grants for 240,000 shares of the Company’s common stock in connection with his initial employment with the Company, and such option grants provide that upon a change in control transaction, 100% of the then unvested shares of the Company’s common stock subject to such option grants will become vested.

If a change in control of the Company occurs, an option or other award under the 1999 Equity Incentive Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or its parent or if the surviving corporation or its parent does not substitute comparable awards for the awards granted under the 1999 Equity Incentive Plan.

Under the Company’s 1995 Stock Plan, upon a merger or asset sale, if the options or stock purchase rights are not assumed by the surviving corporation or its parent or subsidiary or if the surviving corporation or its parent or subsidiary does not substitute comparable awards for the options or stock purchase rights, then the options and stock purchase rights will terminate.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee” or the “Committee”) was formed on July 22, 1999. The charter for the Committee provides that it has the exclusive authority to establish the level of base salary payable to the chief executive officer (“CEO”) and certain other executive officers of the Company and to administer the Company’s 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and certain other executive officers and key employees each fiscal year.

For the 2001 fiscal year, the process utilized by the Compensation Committee in determining executive officer compensation levels was based on a number of factors, including reference to similar positions in other high-technology companies. In the case of the key executive officers, the Compensation Committee also reviewed the inputs from the CEO. In these cases, the final decisions regarding compensation were made independently by the committee.

General Compensation Policy.    The Compensation Committee’s fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance, as well as upon his or her own level of performance. Accordingly, each executive officer’s compensation package consists of: (i) base salary, (ii) discretionary cash bonus and (iii) long-term stock-based incentive awards.

Base Salary.    The base salary for each executive officer is set on the basis of general market levels and personal performance. Each individual’s base pay is positioned relative to the total compensation package, including cash incentives and long-term incentives.

Annual Cash Bonuses.    Each executive officer is eligible for a cash bonus at the discretion of the Compensation Committee. The Compensation Committee considers performance targets established at the start of the fiscal year and personal objectives established for each executive. Actual bonuses paid reflect an individual’s accomplishment of both corporate and functional objectives.

Long-Term Incentive Compensation.    During fiscal 2001, the Compensation Committee, in its discretion, made option grants to the Company’s Named Executive Officers and certain executive officers as performance bonuses and for retention purposes. The Compensation Committee also made initial option grants to David Lockwood in connection with his employment commencement in September 2001 and subsequent assumption of the President position in November 2001. Mr. Lockwood was also announced as chief executive officer in March 2002. Generally, a significant grant is made in the year that an officer commences employment. Thereafter, option grants may be made at varying times and in varying amounts in the discretion of the Compensation Committee. Generally, the size of each grant is set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual’s position with the Company, the individual’s potential for future responsibility and promotion, the individual’s performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion.

Each grant allows the officer to acquire shares of the Company’s common stock at a fixed price per share (the market price on the grant date) over a specified period of time. The option vests in periodic installments over a two to four year period, contingent upon the executive officer’s continued employment with the Company. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive in each year following the year of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s employ, and then only if the market price of the Company’s common stock appreciates over the option term.

CEO Compensation.    The annual base salary for Mr. Shear, the Company’s Chief Executive Officer until March 2002, was not increased by the Compensation Committee during fiscal 2001, and Mr. Shear was not granted any options or given any bonus during fiscal 2001.

Tax Limitation.    Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under the Company’s 1999 Equity Incentive Plan on the maximum number of shares of common stock for which any one participant may be granted stock options per fiscal year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1999 Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company’s executive officers for the 2001 fiscal year will exceed the $1 million limit per officer, the Compensation Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company’s executive officers to the $1 million cap.

Compensation Committee

Satish K. Gupta
Patrick S. Jones

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company’s Board of Directors was created on July 22, 1999 and became effective on the date of the Company’s initial public offering of its securities, October 26, 1999. The members of the Compensation Committee are Messrs. Gupta and Jones. Neither of these individuals was at any time during 2001, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any unrelated entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s common stock between October 27, 1999 (the date the Company’s common stock commenced public trading) and December 31, 2001 with the cumulative total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market-U.S. Index”) and (ii) the J.P. Morgan H&Q Internet 100 Index (the “Internet Index”) over the same period. This graph assumes the investment of $100.00 on October 27, 1999, in the Company’s common stock, the Nasdaq Stock Market-U.S. Index and the Internet Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

Comparison of Cumulative Total Return Among InterTrust Technologies Corporation,  the Nasdaq Stock Market-U.S. Index and the J.P. Morgan H&Q Internet 100 Index

The Company effected its initial public offering of common stock on October 26, 1999 at a price of $9.00 per share. The graph above, however, commences with the closing price of $27.188 per share on October 27, 1999—the date the Company’s common stock commenced public trading.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Report on Form 10-K or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2002, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares Beneficially Owned(1)(2)
Name of Beneficial Owner	Number of Shares	Percentage of Total
Victor Shear	15,103,096	15.7%
David Lockwood (3)	4,603,149	4.8%
Edmund J. Fish (4)	700,050	*
David C. Chance (5)	550,787	*
David Ludvigson (6)	542,024	*
Patrick Nguyen (7)	460,864	*
Satish K. Gupta (8)	440,000	*
Lester Hochberg (9)	422,609	*
Mark Ashida (10)	240,723	*
Greg Wood (11)	165,625	*
Patrick S. Jones (12)	50,000	*
Robert R. Walker (13)	30,000	*
Timo Ruikka (14)	30,000	*
All current directors and executive officers as a group (15 persons) (15)	23,436,035	23.7%

*	Less than 1%

(1)	Percentage ownership is based on 96,079,250 shares of common stock outstanding on March 15, 2002.

(2)
Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o InterTrust Technologies Corporation, 4750 Patrick Henry Drive, Santa Clara, CA 95054.

(3)	Includes 411,249 shares subject to options that are exercisable within 60 days of March 15, 2002.

(4)	Includes 297,812 shares subject to options that are exercisable within 60 days of March 15, 2002.

(5)	Includes 550,787 shares subject to options that are exercisable within 60 days of March 15, 2002.

(6)	Includes 520,824 shares subject to options that are exercisable within 60 days of March 15, 2002.

(7)	Includes 395,829 shares subject to options that are exercisable within 60 days of March 15, 2002.

(8)	Includes 285,000 shares subject to options that are exercisable within 60 days of March 15, 2002.

(9)
Includes 39,121 shares subject to options that are exercisable within 60 days of March 15, 2002, and 189,044 shares, which are held directly by LHZG Ventures, LLC. Mr. Hochberg is a manager of LHZG Ventures, LLC, and may be deemed to have shared voting or dispositive power over these shares. Mr. Hochberg expressly disclaims any beneficial ownership of the shares held by LHZG Ventures, LLC except as to any pecuniary interest therein.

(10)	Includes 185,415 shares subject to options that are exercisable within 60 days of March 15, 2002.

(11)	Includes 150,625 shares subject to options that are exercisable within 60 days of March 15, 2002.

(12)	Includes 40,000 shares subject to options that are exercisable within 60 days of March 15, 2002.

(13)	Includes 30,000 shares subject to options that are exercisable within 60 days of March 15, 2002.

(14)	Includes 30,000 shares subject to options that are exercisable within 60 days of March 15, 2002.

(15)	Includes 2,985,020 shares subject to options that are exercisable within 60 days of March 15, 2002.

ITEM 13.    RELATED PARTY TRANSACTIONS

Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described where required in Employment Contracts and Change in Control Arrangements and (ii) the transactions described below.

Options to Purchase Common Stock.    In March 2001, we granted an option to purchase 100,000 shares of our common stock to Talal Shamoon, one of our executive officers, an option to purchase 80,000 shares of our common stock to Mark Scadina, one of our executive officers, an option to purchase 100,000 shares of our common stock to Patrick Nguyen, one of our executive officers, an option to purchase 65,000 shares of our common stock to David Maher, one of our executive officers, an option to purchase 125,000 shares of our common stock to Edmund Fish, one of our executive officers and one of our directors, and an option to purchase 200,000 shares of our common stock to David Ludvigson, a former executive officer, each at an exercise price of $3.75 per share. In May 2001, we granted an option to purchase 150,000 shares of our common stock to Mark Ashida, one of our executive officers, at an exercise price of $3.29 per share. In June 2001, we granted an option to purchase 75,000 shares of our common stock to Greg Wood, one of our executive officers, an option to purchase 150,000 shares of our common stock to Mr. Shamoon, an option to purchase 200,000 shares to Mr. Ludvigson, an option to purchase 175,000 shares of our common stock to Mr. Fish, an option to purchase 200,000 shares of our common stock to Mr. Ashida, and an option to purchase 100,000 shares of our common stock to Mr. Nguyen each at an exercise price of $1.10 per share. In September 2001, we granted an option to purchase 1,500,000 shares of our common stock to David Lockwood, one of our executive officers and one of our directors, at an exercise price of $1.07 per share. In November 2001, we granted an option to purchase 1,500,000 shares of our common stock to Mr. Lockwood at an exercise price of $1.18 per share. In January 2002, we granted an option to purchase 300,000 shares of our common stock to Mr. Shamoon, an option to purchase 275,000 shares of our common stock to Mr. Scadina, an option to purchase 300,000 shares of our common stock to Mr. Nguyen, an option to purchase 300,000 shares of our common stock to Mr. Maher, an option to purchase 300,000 shares of our common stock to Mr. Fish, an option to purchase 300,000 shares of our common stock to Mr. Wood, an option to purchase 400,000 shares of our common stock to Mr. Lockwood, and an option to purchase 300,000 shares of our common stock to Mr. Ashida at an exercise price of $1.22 per share. In March 2002, we granted an option to purchase 50,000 shares of our common stock to David Chance , one of our directors at an exercise price of $1.26 per share.

Forgiveness of Loan of Executive Officer.    In August 2000, our Compensation Committee agreed to assume a $70,000 loan of David Ludvigson, one of our executive officers. The loan was forgiven as follows: $12,000 in principal plus interest earned of $1,866 on January 1, 2001 according to the original loan document; and $58,000 in principal plus $3,383 in interest on October 31, 2001 as a provision of the Severance and Release agreement.

Loans to Directors and Officers.    During 2001 we made two loans to Mark Ashida, one of our executive officers, totaling $200,000. The first loan is a full-recourse, unsecured promissory note for $100,000 accruing interest at 7%, and is forgivable at $50,000 in January 2002 and $8,333 per month beginning in February 2002 as long as the officer is employed with the company. This note contains a provision that forgiveness will accelerate upon acquisition of the Company by another entity. The second note is a full-recourse unsecured promissory note for $100,000 accruing interest at 7%, and is forgivable at $50,000 on October 9, 2002 and on October 9, 2003 as long as the officer is employed with the company. This note also contains a provision that forgiveness will accelerate upon acquisition of the Company by another entity.

In July 2001 we made a loan to Edmund Fish, another one of our executive officers. The loan is a full-recourse, unsecured promissory note for $100,000 accruing interest at 7%. The entire principal and accrued interest is due on July 30, 2004.

In December 2000, we loaned $100,000 to Bruce Fredrickson, a former non-employee director. The loans in in the form of a full-recourse note which accrues interest at the rate of 6.10% per year and was due in December 2001.

In September 2001, the Company entered into an employment agreement with David Lockwood to serve as Executive Vice Chairman. The agreement provides for a base salary of $200,000 per year. In connection with his employment in September 2001, Mr. Lockwood received an option to acquire 1,500,000 shares at an exercise price of $1.07 per share. In the event of a change of control of the company, vesting will accelerate on 50% of such then unvested shares, unless consideration to the Company exceeds $5.00 per share in which case 100% of the then unvested options will vest. Upon assumption of the additional role of President, in November 2001, Mr. Lockwood received an option to acquire an additional 1,100,000 shares at an exercise price of $1.18 per share. The November 2001 options will vest 100% in the event of a change of control.

In January 2001, we sold 4,000,000 shares of common stock at $5.00 per share, fair market value, to Nokia Finance International B.V., a subsidiary of Nokia Corporation (“Nokia”), for total cash consideration of $20 million. In connection with its investment, Nokia agreed to license our DRM solutions and selected us as its preferred DRM technology. Additionally, per the agreement, we have appointed an executive officer of Nokia to our board of directors. During the fourth quarter of 2001 the two parties agreed to terminate the license, and we recognized $750,000 in cancellation fees as other income.

The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements—See Index to Financial Statements and Financial Statement Schedule at page F-1 of this Form 10-K.

(a)(2)  Financial Statement Schedule—Schedules have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

(a)(3)  Exhibits:

Exhibit No.	Description
3.1
Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1999—incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

3.2***	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Form of Registration Rights under select Convertible Promissory Notes.
4.4*	Form of Registration Rights under select Class A Common Stock Purchase Agreements.
4.5*	Form of Series A Preferred Stock Registration Rights.
4.6*	Form of Series B, C, D and E Preferred Stock Registration Rights.
4.7*	Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.
4.8
Stockholder Rights Agreement, by and between the Registrant and Nokia Finance International, B.V., dated January 31, 2000—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 20, 2001.

4.9	Rights Agreement dated June 8, 2001—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 27, 2001.
10.1*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
10.2*	1999 Equity Incentive Plan and forms of agreements thereunder.
10.3*	1999 Employee Stock Purchase Plan.
10.4*	1999 Non-Employee Directors Option Plan.
10.5
Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999— incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.6+
Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August 18, 1998—incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.7+
Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999—incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.8+
Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996—incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.9+
Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996—incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.10
Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September 7, 1999—incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

Exhibit No.	Description
10.11
Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated August 18, 1998—incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.12
Amendment to Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999—incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.19**	Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated January 24, 2000.
10.20***	Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.
10.21****	2000 Supplemental Option Plan.
10.22****	Full-Recourse Promissory Note dated December 7, 2000 from Bruce Fredrickson to the Company.
10.23
Acceleration of Stock Option Vesting Agreement by and between the Company and David Lockwood dated September 25, 2001—Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 14, 2001.

10.24	Employment Agreement by and between the Company and David Lockwood dated September 25, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 60).

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement Form S-1 (File No. 333-32484).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-K for the year ended December 31, 2000.
†	Confidential treatment requested.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See (a)(3) above.

(d)	Financial Statement Schedule

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002
INTERTRUST TECHNOLOGIES CORPORATION (Registrant)

By:	/S/ DAVID LOCKWOOD
David Lockwood Executive Vice Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Lockwood and Edmund J. Fish, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR SHEAR Victor Shear	Chairman of the Board	April 1, 2002

/s/ DAVID LOCKWOOD David Lockwood	Executive Vice Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 1, 2002

/s/ EDMUND J. FISH Edmund J. Fish	Director and President MetaTrust Utility	April 1, 2002

/s/ GREG S. WOOD Greg S. Wood	Chief Financial Officer	April 1, 2002

/s/ SATISH K. GUPTA Satish K. Gupta	Director	April 1, 2002

Signature	Title	Date

/s/ DAVID C. CHANCE David C. Chance	Director	April 1, 2002

/s/ PATRICK S. JONES Patrick S. Jones	Director	April 1, 2002

/s/ LESTER HOCHBERG Lester Hochberg	Director	April 1, 2002

/s/ ROBERT WALKER Robert Walker	Director	April 1, 2002

/s/ TIMO RUIKKA Timo Ruikka	Director	April 1, 2002

INTERTRUST TECHNOLOGIES CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterTrust Technologies Corporation

We have audited the accompanying consolidated balance sheets of InterTrust Technologies Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterTrust Technologies Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

San Francisco, California
January 29, 2002, except for Note 14,
as to which the date is March 22, 2002.

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$56,643	$23,811
Short-term investments	70,058	134,707
Accounts receivable, net of allowance of $186 in 2001 and $178 in 2000	353	3,928
Other current assets	1,702	2,771

Total current assets	128,756	165,217
Property and equipment, net	8,071	8,919
Restricted long-term investment	945	944
Long-term investments	—	16,783
Goodwill and other intangible assets, net	4,849	29,453
Other assets	1,972	5,557

	$144,593	$226,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783	$2,728
Accrued compensation	1,556	2,155
Accrued professional fees	1,355	418
Accrued restructuring costs—current portion	2,259	—
Other accrued liabilities	3,797	692
Deferred revenue	1,615	5,915

Total current liabilities	11,365	11,908
Deferred revenue—long-term portion	5,779	7,617
Accrued restructuring costs—long-term portion	2,838	—

	19,982	19,525

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 authorized 95,289,605 and 87,776,991 issued and outstanding at December 31, 2001 and 2000	95	88
Additional paid-in capital	370,118	340,380
Deferred stock compensation	(846)	(3,274)
Notes receivable from stockholders	—	(516)
Accumulated other comprehensive income	408	376
Accumulated deficit	(245,164)	(129,706)

Total stockholders’ equity	124,611	207,348

	$144,593	$226,873

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Licenses	$6,079	$4,150	$778
Software support and training	1,361	3,149	613
Services	973	244	150
Hardware	12	445	—

Total revenues	8,425	7,988	1,541
Cost of revenues:
Licenses	430	436	141
Software support and training (exclusive of amortization of deferred compensation of $22, $36 and $32 for the year ended December 31, 2001, 2000 and 1999, respectively)	1,245	910	470
Services	5,624	3,670	436
Hardware	840	445	—

Total cost of revenues	8,139	5,461	1,047

Gross profit	286	2,527	494

Operating costs and expenses:
Research and development (exclusive of amortization of deferred compensation of $576, $849 and $664 for the year ended December 31, 2001, 2000 and 1999, respectively)	34,864	24,475	16,472
Sales and marketing (exclusive of amortization of deferred compensation of $681, $592 and $366 for the year ended December 31, 2001, 2000 and 1999, respectively)	18,551	18,539	6,886
General and administrative (exclusive of amortization of deferred compensation of $994, $1,849 and $642 for the year ended December 31, 2001, 2000 and 1999, respectively)	17,090	9,890	5,588
Purchased in-process research and development	567	6,100	—
Amortization of goodwill and other intangible assets	5,389	3,004	—
Amortization of deferred compensation	2,273	3,326	1,704
Impairment of goodwill and other intangible assets	31,908	—	—
Restructuring and other	11,236	—	—

Total operating costs and expenses	121,878	65,334	30,650

Loss from operations	(121,592)	(62,807)	(30,156)
Interest and other income, net	9,380	10,867	1,876
Loss on debt and equity investments	(3,246)	(3,699)	—
Provision for foreign income taxes	—	(2)	(325)

Net loss	$(115,458)	$(55,641)	$(28,605)

Basic and diluted net loss per share	$(1.24)	$(0.66)	$(0.71)

Shares used in computing basic and diluted net lossper share	93,021	84,016	40,426

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compen- sation	Notes Receivable Stockholders	Accum- ulated Other Income (Loss)	Accum- ulated Deficit	Total Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	21,000,774	$21	29,341,296	$29	$43,672	$—	$(276)	$—	$(45,460)	$—	$(2,014)
Issuance of series C preferred stock	1,700,000	2	—	—	5,005	—	—	—	—		5,007
Issuance of series D preferred stock	2,284,046	2	—	—	9,705						9,707
Issuance of series E preferred stock	2,619,400	3	—	—	15,688	—	—	—	—		15,691
Issuance of series E preferred stock upon conversion of note payable	166,666	—	—	—	1,000	—	—	—	—		1,000
Issuance of common stock upon exercise of options	—	—	6,354,814	6	3,893	—	—	—	—	—	3,899
Issuance of common stock upon exercise of warrants	—	—	630,000	1	374	—	—	—	—	—	375
Conversion of preferred stock to common stock upon completion of initial public offering	(27,770,886)	(28)	27,770,886	28	—	—	—	—	—	—	—
Issuance of common stock in public offering, net of issuance costs of $11,123	—	—	14,950,000	15	123,412	—	—	—	—	—	123,427
Issuance of common stock for asset acquisition	—	—	170,000	—	1,190	—	—	—	—	—	1,190
Issuance of patent for patent acquisition	—	—	—	—	1,919	—	—	—	—	—	1,919
Compensation related to issuance of common stock warrant	—	—	—	—	79	—	—	—	—	—	79
Deferred stock compensation	—	—	—	—	8,304	(8,304)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,704	—	—	—	—	1,704
Forgiveness of note receivable from stockholders	—	—	—	—	—	—	80	—	—	—	80
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(107)	—	(107)	(107)
Net loss	—	—	—	—	—	—	—	—	(28,605)	(28,605)	(28,605)

Total comprehensive loss										(28,712)
Balance at December 31, 1999	—	—	79,216,996	79	214,241	(6,600)	(196)	(107)	(74,065)		133,352
Issuance of common stock for business combination and asset acquisitions	—	—	1,105,180	1	27,850	—	—	—	—	—	27,851
Issuance of common stock in public offering, net of issuance cost of $6,488	—	—	2,820,244	3	92,232	—	—	—	—	—	92,235
Issuance of common stock upon exercise of options and warrants	—	—	4,326,578	5	3,695	—	—	—	—	—	3,700
Issuance of common stock upon employee stock purchases	—	—	307,993	—	2,362	—	—	—	—	—	2,362
Note receivable from stockholder	—	—	—	—	—	—	(500)			—	(500)
Amortization of deferred stock compensation	—	—	—	—	—	3,326	—	—	—	—	3,326
Forgiveness and repayment of notes receivable from stockholders	—	—	—	—	—	—	180	—	—	—	180
Unrealized holding gain on investments	—	—	—	—	—	—	—	483	—	483	483
Net loss	—	—	—	—	—	—	—	—	(55,641)	(55,641)	(55,641)

Total comprehensive loss										(55,158)
Balance at December 31, 2000	—	—	87,776,991	88	340,380	(3,274)	(516)	376	(129,706)		207,348
Issuance of common stock	—	—	4,000,000	4	19,996	—	—	—	—	—	20,000
Issuance of common stock and stock options assumed for business combination	—	—	1,950,000	2	12,048	(3,322)	—	—	—	—	8,728
Issuance of common stock upon exercise of options and warrants	—	—	1,330,711	1	1,086	—	—	—	—	—	1,087
Issuance of common stock under employee stock purchase plan	—	—	197,943	—	442	—	—	—	—	—	442
Issuance of common stock for services	—	—	116,373	—	160	—	—	—	—	—	160
Deferred stock compensation due to issuance of restricted stock	—	—	160,000	—	143	(143)	—	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	—	(3,620)	3,620	—	—	—	—	—
Reversal of notes receivable from stockholders related to stock options not exercised	—	—	—	—	(500)	—	516	—	—	—	16
Amortization of deferred stock compensation	—	—	—	—	—	2,273	—	—	—	—	2,273
Repurchase of common stock	—	—	(242,413)	—	(17)	—	—	—	—	—	(17)
Unrealized holding gain on investments	—	—	—	—	—	—	—	32	—	32	32
Net loss	—	—	—	—	—	—	—	—	(115,458)	(115,458)	(115,458)

Total comprehensive loss										$(115,426)
Balance at December 31, 2001	—	$—	95,289,605	$95	$370,118	$(846)	$—	$408	$(245,164)		$124,611

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(115,458)	$(55,641)	$(28,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	160	—	—
Depreciation and amortization of property and equipment	3,822	1,694	660
Amortization of goodwill and other intangible assets	5,747	3,492	—
Amortization of deferred stock compensation	2,273	3,326	1,863
Compensation expense related to the reversal of notes receivable from stockholders	16	118	—
Impairment of goodwill and other intangible assets	31,908		—
Gain from sales of long-term investments	(531)		—
Purchased in-process research and development	567	6,100	—
Loss on debt and equity investments	3,246	3,699	—
Non-cash restructuring and other charges	7,258	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,580	(1,366)	(1,017)
Other current assets	1,227	(1,589)	(1,040)
Accounts payable	(2,389)	509	1,635
Accrued compensation	(599)	1,042	553
Accrued professional fees	937	52	140
Other accrued liabilities	(1,607)	(620)	788
Deferred revenue	(6,138)	362	4,595

Net cash used in operating activities	(65,981)	(38,822)	(20,428)
Investing activities
Capital expenditures	(4,084)	(7,158)	(3,017)
Proceeds from sale of equipment	20	—	—
Business acquisition, net of cash aquired	(457)	—	—
Purchases of short-term investments	(96,668)	(140,503)	(42,655)
Sales and maturities of short-term investments	161,349	48,704	—
Purchases of long-term investments	(34,448)	(16,660)	—
Sales and maturities of long-term investments	51,762	—	—
Purchase of restricted investments	—	(944)	—
Purchased technology	—	(7,800)	—
Other noncurrent assets, net	(173)	(9,151)	(295)

Net cash provided by (used in) investing activities	77,301	(133,512)	(45,967)
Financing activities
Proceeds from issuance of convertible promissory notes	—	—	1,000
Proceeds from issuance of preferred stock, net	—	—	30,405
Proceeds from issuance of common stock, net	20,000	92,235	123,427
Proceeds from exercise of stock options and warrants	1,087	3,700	4,274
Proceeds from purchases under employee stock purchase plan	442	2,362	—
Repurchase of common stock	(17)	—	—
Notes receivable from stockholders, net	—	(438)	—

Net cash provided by financing activities	21,512	97,859	159,106
Net increase (decrease) in cash and cash equivalents	32,832	(74,475)	92,711
Cash and cash equivalents at beginning of year	23,811	98,286	5,575

Cash and cash equivalents at end of year	$56,643	$23,811	$98,286

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities:
Business acquisitions:
Issuance of common stock and options	$12,050	$24,516	$—

Tangible assets acquired, net of cash received	$1,640	$—	$—

Goodwill and other intangible assets acquired	$12,819	$18,433	$—

Liabilities assumed	$5,373	$17	$—

Deferred stock compensation	$3,323	$—	$—

Technology asset acquisition:
Common stock issued in exchange for assets	$—	$3,335	$1,190

Other assets received in exchange	$—	$3,353	$10

Other liabilities assumed in exchange	$—	$18	$140

Patent acquired in exchange for stock option	$—	$—	$1,919

Increase in deferred stock compensation	$—	$—	$8,304

Conversion of convertible promissory notes and accrued interest into convertible preferred stock	$—	$—	$1,000

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Since InterTrust’s founding in 1990, InterTrust has invented and defined technologies for Digital Rights Management, or DRM, including various trusted computing technologies that enable secure management of digital processes and information. InterTrust was formed and incorporated in January 1990. InterTrust first shipped the general availability version of its Commerce software at the end of fiscal 1998. In 2001, InterTrust transitioned to its second-generation DRM product, Rights|System.

InterTrust’s revenue to date has been generated primarily through sales of its Commerce software product. In connection with the introduction the Rights|System product, InterTrust has stopped developing and selling the Commerce product and expects to stop supporting the product during 2002. As a result, InterTrust does not expect to realize any material future revenue from new Commerce product licenses.

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

Revenue Recognition

InterTrust recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statements of Position 98-9, Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. InterTrust recognizes revenue from license fees, clearinghouse services, development services, transaction fees, software support and training services, and the sale of chips containing its DRM. License revenue, net of any discounts granted, is recognized after execution of a license agreement and delivery of the product, provided there are no remaining obligations relating to development, upgrades, new releases, or other future deliverables, and provided that the license fee is fixed or determinable, and collection of the fee is probable. InterTrust allocates revenue between the elements of the arrangements, including the license, software support and training services, and the rights to unspecified upgrades and new releases based on the vendor specific evidence of the fair value of each of the elements. If InterTrust does not have vendor specific objective evidence of the fair value of the undelivered elements, license revenue is deferred for the delivered elements. InterTrust’s license agreements generally include the right to obtain access to upgrades and new releases, on a when and if available basis, for a specified period. Under these circumstances, the license payments received in advance of revenue recognition are deferred and recognized on a subscription basis over the period of obligation beginning upon delivery of the licensed product. In addition, under license agreements where InterTrust is obligated to provide specified upgrades and does not have vendor specific objective evidence of fair value of the specified upgrade, all of the license revenue is deferred until the specified upgrade has been delivered. Upon delivery of the specified upgrade, license revenue is recognized using the subscription method. When a license agreement is terminated pursuant to the original terms of the agreement,

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

InterTrust will recognize the remaining deferred revenue balance as of the date of termination. For other contract terminations, the remaining deferred revenue balance is recorded as other income.

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

Clearinghouse service revenues represent primarily service fees for the use of InterTrust’s TrustNet clearinghouse. Service revenues typically include consulting services provided to the customer to establish an interface with the clearinghouse and monthly service fees to use TrustNet for the clearing of commercial transactions. Consulting fees are recognized as services are performed and monthly clearinghouse service fees are recognized over the term of the service period. Costs incurred to provide consulting services, computer hardware and support of an off-site service center are included as a component of cost of revenues.

Professional services represent fees for consulting services provided to InterTrust customers not considered essential to the functionality of the software licensed. The revenue from these services is recognized as the service obligations related to each agreement are fulfilled.

Hardware revenue is comprised of sales of chips containing InterTrust software to one customer, who is also a licensee of InterTrust technology, and with whom InterTrust had a short-term contract to provide chips for testing and trial production. The revenue from the sale of chips is recognized as the chips are delivered.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. InterTrust considers all highly liquid instruments with insignificant interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents consist primarily high-grade commercial paper and money market funds.

Investments

Investments are comprised primarily of U.S. government obligations and corporate debt securities and are classified as available-for-sale investments. Investments with a maturity date of less than one year that are not restricted are classified as short term. The carrying value of the investments is adjusted to fair value with a resulting adjustment to other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and loses are recorded using the specific identification method. As of December 31, 2001, InterTrust’s restricted investments are pledged as collateral against three letters of credit. Restricted investments are held in InterTrust’s name by one major financial institution.

Foreign Currency Translation

The U.S. dollar is the functional currency for InterTrust’s foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

Concentration of Credit Risk

InterTrust operates in the Internet industry, which is rapidly evolving and intensely competitive.

Financial instruments that potentially subject InterTrust to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are deposited with two major financial institutions and such deposits exceed federally insured limits. InterTrust’s accounts receivable are primarily derived from customers located in North America, Europe, and Asia. InterTrust performs ongoing credit evaluations of its customers but does not require collateral from its customers. When required, InterTrust maintains allowances for credit losses.

Three customers accounted for 19%, 18%, and 10% of total revenues in 2001. Three customers accounted for 20%, 17% and 8% of total revenues in 2000. Three customers, one of which was also a stockholder, accounted for 25%, 13%, and 12% of total revenues in 1999. Two customers accounted for 56% and 18% of accounts receivable at December 31, 2001, and two customers accounted for 21% and 15% of accounts receivable at December 31, 2000.

Income Taxes

InterTrust accounts for income taxes in accordance with FASB Statement No. 109 Accounting for Income Taxes (FASB 109), which requires the use of the liability method in accounting for income taxes. Under FASB 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

The carrying values of InterTrust’s financial instruments, which include cash and cash equivalents, short term and long term investments, accounts receivable, current liabilities, and notes receivable from stockholders, approximate their fair value.

Investments in Privately-held Companies

In 2000, InterTrust made investments of $6.5 million in equity securities in certain private technology companies. Investments in privately-held companies primarily consist of equity and debt securities in which Intertrust owns less than a 20% interest. InterTrust does not have the ability to exercise significant influence over any of these companies and accordingly accounts for such investments using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. During 2001, InterTrust recorded $3.2 million in losses as a result of other than temporary declines in the value of investments in privately held companies and recorded $3.0 million in similar losses during 2000. The remaining $250,000 was related to a previous investment in Zero Gravity which offset against the purchase price upon acquisition. At December 31, 2001 there is no carrying amount in investments in privately-held companies.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are primarily comprised of goodwill, purchased technology and patent rights, assets related to acquired workforce in place, and capitalized patent application costs related to internally developed technology. Assets acquired previous to June 30, 2001 are amortized using the straight-line method over the estimated useful lives of the assets, generally four to seventeen years. For business combinations after June 30, 2001 goodwill and other intangible assets with indefinite useful lives are not amortized, but must be tested for impairment at least annually. However, intangible assets acquired with definite lives after June 30, 2001 are amortized over the defined useful life using the straight line method.

InterTrust records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment included material adverse changes in operations or our decision to abandon acquired products, services or technologies. If such circumstances arise, InterTrust uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangible assets are impaired. During the second quarter of 2001, InterTrust’s management identified indicators of possible impairment of its goodwill and other intangible assets and wrote-down the assets by $31.1 million.

Stock-Based Compensation

InterTrust accounts for stock-based compensation for awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). InterTrust accounts for stock-based compensation awards to non-employees using the fair value method prescribed in FAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction Selling, Goods or Services.

Research and Development

Research and development expenditures are expensed to operations as incurred. Costs incurred in the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility of the software has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. To date, InterTrust’s software development has been completed concurrently with the establishment of technological feasibility and, as a result, no research and development costs have been capitalized.

Advertising Expense

InterTrust recognizes advertising expense as incurred. Advertising expense has been immaterial in all periods since inception.

Net Loss per Share

Basic and diluted net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period less

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

shares subject to repurchase. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

Segments

InterTrust operates solely in one business segment. For the year ended December 31, 2001, revenue from customers in Asia, Europe, and Australia accounted for revenue totaling approximately $2.9 million, $1.2 million, and $144,000, respectively. For the year ended December 31, 2000, revenue from customers in Asia, Europe, and Australia accounted for revenue totaling approximately $2.4 million, $1.1 million and $28,000, respectively. For the year ended December 31, 1999, revenue from customers from Asia and Europe accounted for revenue totaling approximately $597,000 and $349,000, respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangible assets that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. InterTrust has adopted SFAS 141 and applied the requirements to the acquisition of Zero Gravity in August 2001.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. InterTrust will adopt SFAS 142 beginning in fiscal year 2002. InterTrust expects, upon adoption of SFAS 142, that InterTrust will no longer record annual fiscal year amortization with existing goodwill. The remaining goodwill balance is approximately $2.1 million. InterTrust is currently evaluating the impact of SFAS 142 on its financial statements and related disclosures.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. InterTrust does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. InterTrust will adopt SFAS 144 beginning in fiscal year 2002. InterTrust does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

2.    BUSINESS AND ASSET ACQUISITIONS

On August 8, 2001, InterTrust acquired the remaining 81.1% of Zero Gravity Technologies Corporation, a developer of a policy based secure email product. Prior to the acquisition date, we owned approximately 18.9% of Zero Gravity’s outstanding stock. The transaction was accounted for as a purchase and the results of Zero Gravity’s operations have been included in the consolidated financial statements from the date of acquisition. InterTrust paid $510,000 (net of cash received), issued 500,000 shares of InterTrust common stock at a fair value of $0.98 per share totaling $490,000, assumed liabilities of $198,000, and paid $2,000 in acquisition costs to acquire all of the shares of Zero Gravity that we did not already own. In addition, InterTrust assumed outstanding Zero Gravity employee stock options equivalent to approximately 60,000 shares of InterTrust common stock at a fair value of $0.98 per share totaling $59,000. The InterTrust options issued in connection with the assumption of the Zero Gravity options were valued using the Black-Scholes option pricing model assuming a volatility of 2.2, expected life of 9.3 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $0.98.

InterTrust allocated Zero Gravity’s purchase price based on the relative fair value of the net tangible and intangible assets acquired. The purchase price was allocated based on an internally prepared valuation as follows (in thousands):

Tangible Assets	$111
In-Process Research and Development	567
Goodwill	831

$1,509

Goodwill will be accounted for in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. These assets will not be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. No other intangible assets were acquired.

On January 30, 2001, InterTrust acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne Inc. (PublishOne), a privately-held company that develops online publishing software solutions and distribution services for business information publishers. Prior to the acquisition date, InterTrust owned approximately 7.9% of PublishOne’s outstanding stock. The transaction was accounted for as a purchase and the results of PublishOne’s operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was $16.9 million and consisted of 1,130,000 shares of InterTrust common stock at a fair value of $5.31 per share totaling $6.0 million, the assumption of options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share totaling $5.6 million, assumed liabilities of $5.2 million, including a lease obligation of $3.1 million, net of sublease income, which InterTrust will not occupy, and incurred acquisition costs of approximately $250,000. InterTrust paid $1.4 million against the acquired operating lease obligations during 2001 and the remaining $2.6 million is accrued at December 31, 2001 and is recorded in other accrued liabilities. The InterTrust options issued in connection with the assumption of the PublishOne options were valued using the Black-Scholes option pricing model assuming a volatility of 1.6, expected life of 4 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $5.31. Additionally, the agreement includes contingent consideration of 320,000 shares of InterTrust common stock to be issued upon the achievement of certain milestones. As of December 31, 2001, no milestones have been met.

InterTrust allocated PublishOne’s purchase price based on the relative fair value of the net tangible and intangible assets acquired. InterTrust allocated $3.3 million to deferred compensation based upon the intrinsic

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

value of unvested stock options at the date of acquisition. No amount was allocated to in-process research and development. The purchase price was allocated based on an independent valuation to tangible and intangible assets as follows (in thousands):

Tangible Assets	$1,581
Purchased Technology	1,671
Acquired Workforce	1,452
Other Intangible Assets	610
Deferred Compensation	3,323
Goodwill	8,255

$16,892

Goodwill, purchased technology and other intangible assets were originally being amortized on a straight-line basis over four years. During the second quarter of 2001, InterTrust decided to discontinue the PublishOne business and fully wrote-off the remaining goodwill balance and certain other intangible assets acquired from PublishOne. The acquired workforce has been amortized on a straight-line basis over two years, but will cease to be amortized beginning January 1, 2002 pursuant to the adoption of SFAS 142. The assets will be tested at least annually for impairment.

The fair value of the unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was allocated to deferred stock compensation. The deferred stock compensation is being amortized to compensation expense over the remaining vesting term using a graded method.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the PublishOne and Zero Gravity acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. Prior to their acquisition, PublishOne and Zero Gravity were customers of InterTrust. The pro forma amounts exclude revenues and expenses recognized in transactions between PublishOne, Zero Gravity and InterTrust. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

Pro forma results for years ended December 31, 2001, 2000, and 1999 are as follows (in thousands, except per share amounts, unaudited):

	Years Ended December 31,
	2001	2000	1999
Revenues	$8,428	$8,006	$1,544
Net loss	$(120,389)	$(63,477)	$(28,605)
Net loss per share—basic and diluted	$(1.29)	$(0.76)	$(0.71)

In December 2000, InterTrust purchased technology and other assets from PassEdge Corporation, a developer of software solutions for managing digital rights for internet based video broadcasting, in exchange for $7.8 million in cash, acquisition related costs of $60,000, and 874,718 shares of our common stock with a fair value of $3.3 million. The purchase price of $11.2 million was allocated as follows: purchased technology of

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

$9.8 million, assembled workforce of $1.1 million, and equipment of $277,000. During 2001, InterTrust recorded an impairment write-down of the purchased technology and assembled workforce balance.

In March 2000, InterTrust acquired Infinite Ink Corporation, a developer of software solutions for rendering and protecting electronic publishing. InterTrust acquired all of the shares of Infinite Ink in exchange for 230,462 shares of common stock with aggregate fair value of $18.7 million, and assumed 68,052 stock options with an aggregate fair value of $5.8 million. The consolidated financial statements include the operating results of Infinite Ink from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The transaction was accounted for as a purchase with a total purchase price of $24.5 million. Of this amount, $6.1 million was expensed in March 2000 as purchased in-process research and development. Purchased in-process research and development consisted of three projects to combine digital rights management with a software system that would allows users to securely purchase and view published content on their personal computers. The projects in development were approximately 60% complete at the time of acquisition and following the acquisition was incorporated into the Company’s commerce products.

Revenues and operating profit attributable to the in-process research and development were estimated over a three-year projection period. The resulting projected net cash flows were discounted to their present value using a discount rate of 30%, which was calculated based on the weighted-average cost of capital, adjusted for the technology risk associated with the purchased in- process research and development. The technology risk was considered to be significant due to the rapid pace of technological change in the software industry.

The excess purchase price over the estimated value of the net tangible assets and purchased in-process research and development was allocated to various intangible assets. $18.1 million of the excess purchase price was capitalized as goodwill, and $400,000 was capitalized as the cost of the assembled workforce. The value of the assembled workforce was based upon the cost to replace that workforce. The goodwill and the fair value of the assembled workforce has been amortized ratably over their estimated useful lives of five and three years, respectively.

In October 1999, InterTrust purchased audio decoding and rendering technology and related assets, received a license to video decoding and rendering technology, and assumed certain liabilities, in exchange for 170,000 shares of InterTrust’s common stock, which was valued at $1.3 million, and $100,000 in cash. The purchase price of $1.4 million was capitalized as purchased technology, and is being amortized over a four year expected life. In 2001, 2000 and 1999, InterTrust amortized $359,000, $359,000 and $60,000 of the capitalized technology and related assets and is included in cost of license revenues.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

3.    INVESTMENTS

The following is a summary of available for sale securities and restricted investments (in thousands):

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$46,693	$—	$—	$46,693
U.S. Government and agency obligations	31,718	190	—	31,908
Auction rate preferred stock	25,434	13	(20)	25,427
Corporate debt and equity securities	13,443	225	—	13,668

	$117,288	$428	$(20)	$117,696

Included in cash and cash equivalents	$46,693	$—	$—	$46,693
Included in short-term investments	69,650	428	(20)	70,058
Included in restricted investments	945	—	—	945

	$117,288	$428	$(20)	$117,696

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$8,898	$—	$—	$8,898
U.S. Government and agency obligations	62,590	249	(5)	62,834
Auction rate preferred stock	23,600	—	—	23,600
Corporate debt and equity securities	65,868	138	(6)	66,000

	160,956	387	(11)	$161,332

Included in cash and cash equivalents	$8,898	$—	$—	$8,898
Included in short-term investments	134,454	264	(11)	134,707
Included in restricted investments	944	—	—	944
Included in long-term investments	16,660	123	—	16,783

	$160,956	$387	$(11)	$161,332

4.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2001	2000
Computer equipment and software	$9,926	$7,733
Furniture and equipment	2,222	2,070
Leasehold improvements	1,574	2,185

	13,722	11,988
Accumulated depreciation and amortization	(5,651)	(3,069)

	$8,071	$8,919

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

During 2001, InterTrust conducted a physical inventory count of its property and equipment. As a result of this exercise, InterTrust wrote-off $552,000 of property and equipment.

5.    GOODWILL AND OTHER INTANGIBLES ASSETS

The following is a summary of goodwill and other intangibles (in thousands):

	December 31,
	2001	2000
Goodwill	$1,348	$18,066
Purchased technology and licensing	1,420	11,259
Capitalized patent costs	2,405	2,200
Other intangible assets	2,110	1,480

	7,283	33,005
Less accumulated amortization	(2,434)	(3,552)

	$4,849	$29,453

During the second quarter of 2001, InterTrust’s management identified indicators of possible impairment of InterTrust’s long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included the slower than expected development of the Digital Rights Management (DRM) market, aggressive marketing efforts by InterTrust’s principal competitors, an overall decline in industry valuations and growth rates, and a strategy shift from InterTrust’s existing Commerce product platform to the new Rights|System product platform.

InterTrust determined that it had three categories of long-lived assets with attributable and identifiable cash flows: Commerce and related technology, Rights|System technology, and PublishOne services. Commerce and related technology long-lived assets include goodwill and other intangible assets recorded in connection with InterTrust’s acquisitions of Infinite Ink in March 2000 and PassEdge in December 2000. Rights|System technology assets primarily consist of property and equipment, patents and acquired workforce. PublishOne services assets consist of goodwill and other intangible assets recorded in connection with InterTrust’s acquisition of PublishOne in January 2001.

With the assistance of independent valuation experts, InterTrust performed asset impairment tests for each of the three identified asset categories. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows after the five-year period, to the total carrying amount of goodwill, other intangible assets and property and equipment for each asset category. The assumptions supporting the estimated cash flows, and an estimated terminal value, reflect management’s best estimates. Based on the results of these tests, InterTrust determined that the carrying amounts of the Commerce and related technology and PublishOne services long-lived assets were impaired.

With the assistance of independent valuation experts, InterTrust determined the fair value of the long-lived assets for the impaired asset categories. Fair value was determined using the discounted cash flow method, using a discount rate of 18% and an estimated residual value. The discount rate was based upon the weighted average cost of capital for InterTrust and comparable companies. A write-down of goodwill and intangible assets totaling $31.1 million was recorded during the second quarter of 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $20.9 million for goodwill and $10.2 million for other acquired intangible assets.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

During the fourth quarter of 2001, InterTrust’s management identified indicators of possible impairment of InterTrust’s workforce-in-place intangible assets related to the Infinite Ink, PassEdge, and PublishOne acquisitions. The workforce-in-place balances were originally valued at the time of each acquisition based on the costs necessary to recruit and train employees retained by InterTrust due to the merger. These assets are amortized based on the estimated contribution period of the employees. As many of the employees assumed in connection with the three acquisitions were no longer employed by Intertrust as of December 31, 2001, InterTrust recorded an impairment charge during the fourth quarter of 2001 of $822,000 out of $1.6 million of the workforce-in-place intangible asset.

Effective January 1, 2002 InterTrust will no longer amortize the remaining balance of goodwill totaling $2.1 million but will review it for impairment annually (or more frequently if impairment indicators arise), in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

6.    COMMITMENTS

InterTrust has entered into non-cancelable operating and capital leases for facilities and equipment that expire at various dates through February 2006. Rent for facilities that were not included in the restructuring program are expensed to operations on a straight-line basis over the terms of the leases. For facilities included in the restructuring program, payments are applied to the restructuring accrual when incurred. Future minimum lease payments at December 31, 2001, including $4.9 million which is included in accrued restructuring costs at December 31, 2001 for leases that extend through 2006, are as follows (in thousands):

Year ending December 31:
2002	$6,492
2003	5,534
2004	3,515
2005	863
2006	34
Thereafter	—

16,438

Rent expense was approximately $4,832,000, $3,222,000 and $1,199,000 in 2001, 2000, and 1999 respectively.

As of December 31, 2001, InterTrust maintained irrevocable standby letters of credit with one bank for the benefit of a vendor and for the benefit of two lessors of InterTrust occupied office space, in the amount of $500,000, $237,000 and $183,000, respectively.

7.    RESTRUCTURING AND OTHER

On April 30, 2001, InterTrust’s board of directors formally adopted a program to reduce our worldwide workforce. The reduction resulted in the decrease of 43 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of 2001. During the second quarter of 2001, InterTrust recorded a restructuring charge of approximately $1.2 million relating primarily to severance and fringe benefits. All cash payments have been made by December 31, 2001.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

On August 2, 2001, InterTrust further reduced its worldwide workforce. The reduction resulted in the decrease of 33 regular employees across all business functions, operating units, and geographic regions. All 33 terminated employees left InterTrust, and all cash payments were made by December 31, 2001. During the third quarter of 2001, InterTrust recorded a restructuring charge of approximately $540,000 relating primarily to severance and fringe benefits.

On October 29, 2001, InterTrust approved a plan to reduce its worldwide workforce. The reduction resulted in the decrease of 103 regular employees across all business functions, operating units, and geographic regions. All employees had been notified prior to December 31, 2001. Of the 103 terminated employees, 98 had left InterTrust by December 31, 2001 and the remaining 5 employees left at different dates during January 2002. During the fourth quarter of 2001, InterTrust recorded a restructuring charge of approximately $2.4 million relating to severance and fringe benefits.

Due to workforce reduction and in an effort to reduce its operating expenses, InterTrust approved a plan to reduce its facilities. The plan includes vacating 5 facilities, in whole or in part, 4 of which have been vacated by December 31, 2001. The remaining facility will be vacated no later that June 30, 2002. InterTrust will not use these vacated spaces in the future for any reason. InterTrust recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligation, net of assumption for sublease income.

Due to the employee terminations and the vacated facilities, InterTrust also identified excess assets that have no future alternative use. These excess assets are computer equipment, furniture and fixtures, and leasehold improvements related to the vacated facilities. Any excess assets that are not included in sublease contracts will be sold to secondary markets or scrapped. InterTrust recorded a non-recurring charge for excess assets of $2.1 million in the quarter ended December 31, 2001.

A summary of restructuring and other charges during the year ended December 31, 2001 is outlined as follows (in thousands):

	Accrued Balance at December 31, 2000	Additions	Utilized	Accrued Balance at December 31, 2001
Severance	—	4,079	3,911	168
Vacated Facilities Costs	—	4,966	37	4,929
Asset Impairment	—	2.131	2,131	—
Other Charges	—	60	60	—

Total	—	11,236	6,139	5,097

8.    STOCKHOLDERS’ EQUITY

In October 1999, InterTrust raised approximately $123.4 million, net of issuance costs, from an initial public offering of 14,950,000 shares of its common stock. In connection with the offering all of the then outstanding shares of Series A, B, C, D, and E preferred stock and Class A and B common stock were converted into common stock on a one-for-one basis.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

In April 2000, InterTrust sold 2,820,244 shares of common stock in an underwritten public offering. The common stock was sold to the public at a purchase price of $35 per share resulting in net proceeds of approximately $92.2 million, after underwriting discounts and offering expenses.

In January 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share, fair market value, to Nokia Finance International B.V., a subsidiary of Nokia Corporation (“Nokia”), for total cash consideration of $20 million. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally per agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust Board of Directors. During the fourth quarter of 2001 the two parties agreed to terminate the license, and InterTrust recognized $750,000 in cancellation fees as other income.

Preferred Stock

Effective October 1999, the stockholders of InterTrust approved an amendment to InterTrust’s certificate of incorporation authorizing 10,000,000 shares of preferred Stock. The board of directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or designation of the series.

Anti-Takeover Provisions

InterTrust’s sixth amended and restated certificate of incorporation, its amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire InterTrust. These provisions include:

•	authorizing the issuance of shares of undesignated preferred stock without a vote of shareholders;

•	prohibiting stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

In addition, InterTrust has implemented a stockholders’ rights plan. Under the plan, rights were distributed as a dividend at the rate of one right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. The plan is to protect stockholders in the event of an unsolicited attempt to acquire InterTrust.

1999 and 1995 Stock Option Plans

Pursuant to the 1999 Equity Incentive Plan and 1995 Stock Option Plan (plans), incentive stock options may be granted at prices not less than the fair values as determined by the board of directors, while nonstatutory options granted under the plans are at prices not less than 85% of the fair values on the respective dates of the grant. Options expire after ten years. Options generally vest ratably over a period of no more than five years. The 1999 Equity Incentive Plan provides for an automatic annual increase to the plan by the lesser of 4% of the outstanding common stock at January 1 or 3,000,000 shares. At December 31, 2001, 1,426,394 options were available for further grant under the 1999 Equity Incentive Plan, and none were available under the 1995 stock option plan.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

Acquired Stock Plans

On January 30, 2001 InterTrust acquired the remaining 92.1% of the outstanding shares and all of the outstanding options of PublishOne Inc. InterTrust assumed the options to purchase 1,155,221 shares of InterTrust common stock at a fair value of $4.84 per share. The acquired plan has no provisions for automatic increases and the options expire when cancelled. At December 31, 2001, 188,220 shares were outstanding under the plan.

On August 8, 2001 InterTrust acquired the remaining 81.1% of the outstanding shares and all of the outstanding options of Zero Gravity Technologies Corporation. InterTrust assumed the options to purchase 59,399 shares of InterTrust common stock at a fair value of $0.98 per share. The acquired plan has no provisions for automatic increases and the options expire when cancelled. At December 31, 2001, 55,603 shares were outstanding under the plan.

Non-Plan Stock Options

InterTrust’s board of directors has granted to eligible participants nonqualified stock options to purchase shares of common stock. The options generally expire up to ten years after the date of grant or earlier if employment or relationship is terminated. The options generally become exercisable ratably over a period of no more than four years. In December 2000, the board of directors authorized options to acquire 5,000,000 shares of common stock. Of the additional authorized non-plan options, 22,000 options were granted in 2001 and 1,903,000 options were granted in 2000.

Employee Stock Purchase Plan

The InterTrust Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of InterTrust’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. The employee stock purchase plan provides for an automatic annual increase to the plan by the lesser of 2% of the outstanding common stock at January 1 or 700,000 shares. As of December 31, 2001, InterTrust had reserved 2,100,000 shares of our common stock for issuance under this plan, and approximately 1,595,319 shares remain available for future issuance.

No purchase rights were granted prior to 2000. The weighted average fair value of the purchase rights granted were $2.24 and $7.29 in 2001 and 2000, respectively.

Non-Employee Directors Option Plan

The InterTrust director’s plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of InterTrust. A total of 700,000 shares of common stock have been reserved for issuance under the director’s plan. The directors plan provides for an automatic annual increase to the plan at January 1 to restore the available shares to 700,000 shares. As of December 31, 2001, options to purchase 80,000 shares had been issued.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

Information about stock option activity is summarized as follows:

		Shares
	Available	Outstanding	Weighted Average Exercise Price
Balance at December 31, 1998	203,692	16,915,978	$0.70
Shares authorized	7,224,056	—	—
Options granted	(5,820,658)	5,820,658	6.66
Options exercised	—	(6,368,706)	0.64
Options cancelled	828,848	(828,848)	1.16
Options expired	(637,338)	—	—

Balance at December 31, 1999	1,798,600	15,539,082	$2.93
Shares authorized	8,000,000	—	—
Options granted	(6,544,254)	6,544,254	16.85
Options exercised	—	(4,326,578)	0.93
Options cancelled	1,843,352	(1,843,352)	12.13
Options expired	(530,462)	—	—

Balance at December 31, 2000	4,567,236	15,913,406	$8.12
Shares authorized	4,264,620	—	—
Options granted	(8,817,120)	8,817,120	2.31
Options exercised	—	(1,303,546)	0.85
Options cancelled	8,176,716	(8,176,716)	10.81
Options expired	(2,308,135)	—	—

Balance at December 31, 2001	5,883,317	15,250,264	$3.94

Exercisable and vested at December 31, 2001		7,181,617

Shares of common stock subject to repurchase at December 31, 2001		740,270

The following table summarizes information about options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01–$1.00	3,414,595	4.99	$0.65	2,671,304	$0.58
$1.03–$1.10	3,129,364	9.61	$1.08	595,470	$1.09
$1.13–$3.00	3,393,149	8.08	$1.61	1,648,136	$1.79
$3.29–$7.65	4,239,153	8.66	$5.12	1,778,896	$5.77
$7.93–$82.50	1,074,003	8.36	$25.66	764,847	$27.80

Total	15,250,264	7.89	$3.94	7,458,653	$4.91

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

Stock-Based Compensation

InterTrust has recorded deferred stock compensation for the difference between the exercise prices of options granted to employees at their respective dates of grant and what was considered to be the fair values for accounting purposes of the shares of common stock subject to the options. These amounts are included as a reduction of stockholders’ equity and are being amortized on a graded vesting method. The compensation expense of $2.3 million, $3.3 million and $1.7 million during the years ended December 31, 2001, 2000 and 1999 relates to options awarded to employees in all operating expense categories. These amounts have not been separately allocated between operating expense categories, but the allocations have been noted on the face of the Statement of Operations. Due to terminations during the year ended 2001 InterTrust reversed $3.6 million in deferred compensation against additional paid in capital. The amount reversed was based on the remaining balance in deferred compensation related to each employee at the date of termination.

Pro forma information regarding net loss is required by FAS 123 as if InterTrust had accounted for its stock-based awards to employees granted under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model.

The fair value of InterTrust’s stock-based awards to employees was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2001	2000	1999
Expected life in years of stock options	4.0	4.0	4.0
Expected life in years of Employee Stock Purchase Plan offering period	1.0	1.0	1.0
Risk-free interest rate	4.5%	5.0%	5.3%
Volatility	1.3	1.6	0.5

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $2.31, $14.05, and $3.54 per share, respectively. The weighted-average purchase price of shares purchased under the employee stock purchase plan was $2.24 and $7.70 in 2001 and 2000, respectively. There were no shares purchased under the employee stock purchase plan in 1999.

For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the vesting period of the award. InterTrust's pro forma information is as follows:

	Year Ended December 31,
	2001	2000	1999
Pro forma net loss	$(148,630)	$(87,428)	$(34,481)
Pro forma basic and diluted net loss per share	$(1.60)	$(1.04)	$(0.85)

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

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

sale of InterTrust. The warrant expires five years from the date of grant and is subject to early termination upon the sale or merger of InterTrust. The fair value of the warrant of $1,466,000 was determined using the Black-Scholes method and is being amortized over the life of the service agreement.

In October 1999, InterTrust issued a warrant to purchase 56,008 shares of common stock at an exercise price of $9.00 per share. The warrant was issued in exchange for recruiting services. The fair value of the warrant of $79,000 was determined using the Black-Scholes method and was expensed on the grant date, when the related services were provided. The warrant was exercised during 2001. The Holder elected to receive shares equal to the value of the warrant as allowed in the Common Stock Warrant agreement. The holder received 27,165 shares.

At December 31, 2001, common stock reserved for issuance was as follows:

Exercise of outstanding stock options	15,250,264
Shares of common stock available for grant under stock option plans	5,883,317
Employee stock purchase plan	1,595,319
Exercise of warrants	650,000

23,378,900

9.    INCOME TAXES

For the year ended December 31, 2000, InterTrust recorded a tax provision of $2,000. This provision represents foreign withholding taxes on license payments received during the year.

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% is primarily due to net operating losses not being benefited. For that reason, there is no provision for federal or state income taxes for the years ended December 31, 2001, 2000, and 1999.

Significant components of InterTrust’s deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$88,500	$31,200
Capitalized research and development	2,400	1,800
Research and development credit carryforwards	2,600	3,400
Deferred revenue	8,900	7,900

Total deferred tax assets	102,400	44,300
Valuation allowance	(102,400)	(44,300)

Net deferred tax assets	$—	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more likely than not. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes InterTrust’s

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

historical operating performance and the reported cumulative net losses in all prior years, InterTrust has provided a full valuation allowance against its gross deferred tax assets.

The valuation allowance increased by approximately $58.1 million and $15.2 million during the years ended December 31, 2001 and 2000, respectively. Approximately $28.0 million of the valuation allowance at December 31, 2001 relates to the tax benefits of stock option deductions that will be credited to additional paid-in capital when realized.

As of December 31, 2001, InterTrust had federal and state net operating loss carryforwards of approximately $246.0 million and $81.8 million, respectively. InterTrust also had federal and state research and development tax credit carryforwards of approximately $1.6 million and $1.6 million, respectively. The federal and state net operating loss carryforwards expire in years 2007 through 2021, if not utilized. The federal research and development carryforwards expire in years 2008 through 2021, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

10.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Basic and diluted net loss per share:
Numerator
Net loss	$(115,458)	$(55,641)	$(28,605)

Denominator
Weighted average shares of common stock outstanding	93,688	84,174	41,036
Less weighted average shares subject to repurchase	(667)	(158)	(610)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	93,021	84,016	40,426

Basic and diluted net loss per share	$(1.24)	$(0.66)	$(0.71)

If InterTrust had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share as well as the effect of approximately 8,467,754, 6,955,295 and 16,255,000 shares purchasable under outstanding options and warrants not included above for the years ended December 31, 2001, 2000, and 1999, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

11.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001, 2000, and 1999, InterTrust recognized revenue of $805,000, $519,000, and $519,000, respectfully from a customer which owns InterTrust stock.

During 2001 InterTrust made two loans to one of its executive officers, totaling $200,000. The first loan is a full-recourse, unsecured promissory note for $100,000 accruing interest at 7%, and is forgivable at $50,000 per month beginning in January 2002 as long as the officer is employed with InterTrust. This note contains a provision that forgiveness will accelerate upon acquisition of InterTrust by another entity. The second note is a full-recourse unsecured promissory note for $100,000 accruing interest at 7% and is forgivable for $50,000 on October 9, 2002 and October 9, 2003 as long as the officer is employed with InterTrust. This note also contains a provision that forgiveness will accelerate upon acquisition of InterTrust by another entity.

In July 2001 InterTrust made a loan to another one of its executive officers. The loan is a full-recourse, unsecured promissory note for $100,000 accruing interest at 7%. The entire principal and accrued interest is due on July 30, 2004.

In December 2000, InterTrust loaned $100,000 to a former non-employee director of the company. The loan is in the form of a full-recourse note which accrues interest at the rate of 6.10% per year and was due in December 2001. As of March 31, 2002, the loan is still outstanding.

In January 2001, InterTrust sold 4,000,000 shares of common stock at $5.00 per share, fair market value, to Nokia Finance International B.V., a subsidiary of Nokia Corporation (“Nokia”), for total cash consideration of $20 million. In connection with its investment, Nokia agreed to license InterTrust DRM solutions and select InterTrust as its preferred DRM technology. Additionally per agreement, InterTrust has appointed an executive officer of Nokia to the InterTrust Board of Directors. During the fourth quarter of 2001 the two parties agreed to terminate the license, and InterTrust recognized $750,000 in cancellation fees as other income.

12.    401(k) PROFIT SHARING PLAN

In 1996, InterTrust established a 401(k) Profit Sharing Plan (the 401(k) Plan) which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. InterTrust may make discretionary contributions but no contributions have been made to the 401(k) Plan since inception.

13.    LEGAL PROCEEDINGS

On April 26, 2001, InterTrust filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes its United Stated Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit has been expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in InterTrust’s original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software and InterTrust does not believe that these patents are significant to InterTrust’s business.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged initial document production and infringement contentions. On November 1, 2001 Microsoft filed a Motion for Partial Summary Judgment of Non-Infringement of United States Patent No. 5,940,504. By order, the motion for Partial Summary Judgment was denied on February 8, 2002 without prejudice and Microsoft has subsequently filed a Renewed Motion for Partial Summary Judgment on February 22, 2002.

There is no assurance that InterTrust will be successful in this lawsuit against Microsoft, and an unfavorable result would have a significant adverse affect on InterTrust’s results of operations by reducing the value of our proprietary technology and reducing demand for InterTrust’s products.

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. There is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have a significant adverse affect on InterTrust’s financial position, results of operations, or cash flows.

On December 17, 2001, Equiserve Limited Partnership sued InterTrust in the United States District Court for the Southern District of New York, thus bringing InterTrust (as a third-party defendant) into a pending case between plaintiff Fabrizio Caffarelli et al. and defendants Citibank, N.A. and Equiserve. In the original case, the Caffarelli plaintiffs are seeking approximately $13 million in damages arising out of Citibank’s and Equiserve’s alleged two month delay in removing the restrictive legends from the Caffarelli plaintiff’s stock certificates. In the new case, Equiserve has alleged that InterTrust negligently failed to timely deliver an opinion of counsel letter to Equiserve that was necessary for Equiserve to remove the restrictive legends from the Caffarelli Plaintiff’s stock certificates. As a result, Equiserve has alleged that, to the extent Equiserve is held liable for any damages to the Caffarelli plaintiffs in the original case, InterTrust is liable to Equiserve for such damages. InterTrust has reviewed copies of the complaints and has conducted a preliminary factual analysis. Based on this review and analysis, InterTrust presently believes that there was no delay on InterTrust’s part in rendering the opinion of counsel letters. Accordingly, the Company believes that the allegations against it are wholly without merit and intends to defend the case vigorously.

14.    SUBSEQUENT EVENTS

On January 31, 2002 InterTrust announced that it would further reduce its workforce by approximately 45%, or 83 employees and will vacate one facility. In March 2002, the Company paid $2.4 million to terminate the lease on its headquarters building. The Company plans to move to an adjacent leased building in April 2002.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001

On January 31, 2002, InterTrust also announced that it had retained Allen & Company, a financial advisory firm, to advise the Company on strategic alternatives to most effectively capitalize on the company’s assets. Following the engagement of Allen & Company, in February 2002, InterTrust paid its previous financial advisory firm $750,000 for termination of, and mutual release, of obligations and liabilities under a financial advisory agreement.

On March 27, 2002, David Lockwood was appointed as chief executive officer in addition to his roles as executive vice chairman and president, and Victor Shear resigned as chief executive officer.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended:
December 31, 2001	$178	$1,764	$(1,756)	$186
December 31, 2000	$—	$198	$(20)	$178

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Sixth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1999—incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

3.2***	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Form of Registration Rights under select Convertible Promissory Notes.
4.4*	Form of Registration Rights under select Class A Common Stock Purchase Agreements.
4.5*	Form of Series A Preferred Stock Registration Rights.
4.6*	Form of Series B, C, D and E Preferred Stock Registration Rights.
4.7*	Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.
4.8
Stockholder Rights Agreement, by and between the Registrant and Nokia Finance International, B.V., dated January 31, 2000—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 20, 2001.

4.9	Rights Agreement dated June 8, 2001—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 27, 2001.
10.1*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
10.2*	1999 Equity Incentive Plan and forms of agreements thereunder.
10.3*	1999 Employee Stock Purchase Plan.
10.4*	1999 Non-Employee Directors Option Plan.
10.5
Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999— incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.6†
Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August 18, 1998—incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.7†
Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999—incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.8†
Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996—incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.9†
Technology Development and License Agreement by and between the Registrant and Mitsubishi Corporation dated October 7, 1996—incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.10
Warrant for the purchase of Class A Voting Common Stock made by the Registrant and held by Allen & Company Incorporated, dated September 7, 1999—incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.11
Amendment to Technology, Development, Marketing and License Agreement by and between the Registrant and National Westminster Bank dated August 18, 1998—incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.12
Amendment to Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999—incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.19**	Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated January 24, 2000.
10.20***	Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

Exhibit No.	Description
10.21****	2000 Supplemental Option Plan.
10.22****	Full-Recourse Promissory Note dated December 7, 2000 from Bruce Fredrickson to the Company.
10.23
Acceleration of Stock Option Vesting Agreement by and between the Company and David Lockwood dated September 25, 2001—Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 14, 2001.

10.24	Employment Agreement by and between the Company and David Lockwood dated September 25, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 60).

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement Form S-1 (File No. 333-32484).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-K for the year ended December 31, 2000.
†	Confidential treatment requested.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See (a)(3) above.

(d)	Financial Statements Schedule

See (a)(2) above.