Form 10-Q
period 2002-03-31
INTERTRUST TECHNOLOGIES CORP
filed 2002-05-15
CIK 1089717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-27287

INTERTRUST TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1672106
(State of incorporation)	(IRS Employer Identification No.)

4800 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices, including ZIP code)

(408) 855-0100
(Registrant's telephone number, including area code)

4750 Patrick Henry Drive,
Santa Clara, CA 95054
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2002 was 95,993,950.

INTERTRUST TECHNOLOGIES CORPORATION

P ART I    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$43,847	$56,643
Short-term investments	68,490	70,058
Accounts receivable, net of allowance of $155 in 2002 and $186 in 2001	267	353
Other current assets	1,407	1,702

Total current assets	114,011	128,756
Property and equipment, net	7,687	8,071
Restricted long-term investment	984	945
Goodwill and other intangible assets, net	4,838	4,849
Other assets	1,296	1,972

	$128,816	$144,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$783
Accrued compensation	1,271	1,556
Accrued professional fees	1,306	1,355
Accrued restructuring costs—current portion	1,898	2,259
Other accrued liabilities	3,030	3,797
Deferred revenue—current portion	4,027	1,615

Total current liabilities	12,750	11,365
Deferred revenue—long-term portion	2,728	5,779
Accrued restructuring costs—long-term portion	1,108	2,838

	$16,586	$19,982
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 authorized 95,993,950 and 95,289,605 issued and outstanding at March 31, 2002 and December 31, 2001	96	95
Additional paid-in capital	370,549	370,118
Deferred stock compensation	(468)	(846)
Notes receivable from stockholders	(218)	—
Accumulated other comprehensive income	(142)	408
Accumulated deficit	(257,587)	(245,164)

Total stockholders’ equity	112,230	124,611

	$128,816	$144,593

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Licenses	$587	$1,387
Software support and training	95	730
Services	24	276
Hardware	—	12

Total revenues	706	2,405
Cost of revenues:
Licenses	11	137
Software support and training	—	446
Services	568	1,915
Hardware	—	417

Total cost of revenues	579	2,915

Gross profit (loss)	127	(510)
Operating costs and expenses:
Research and development	4,996	9,654
Sales and marketing	467	7,767
General and administrative	6,073	4,241
Amortization of goodwill and other intangible assets	—	2,193
Restructuring and other	1,908	—

Total operating costs and expenses	13,444	23,855

Loss from operations	(13,317)	(24,365)
Interest and other income, net	893	2,770

Net loss	$(12,424)	$(21,595)

Basic and diluted net loss per share	$(0.13)	$(0.24)

Shares used in computing basic and diluted net loss per share	95,990	91,485

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(12,424)	$(21,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	3,155
Amortization of deferred stock compensation	268	723
Compensation expense related to forgiveness of notes receivable from stockholders	—	41
Gain from sales of short- and long-term investments	(191)	(93)
Non-cash restructuring and other charges	(111)	—
Changes in operating assets and liabilities:
Accounts receivable	86	807
Other current assets	295	(586)
Accounts payable	435	(1,019)
Accrued compensation	(285)	800
Accrued professional fees	(49)	—
Other accrued liabilities	(767)	(301)
Deferred revenue	(639)	(1,048)
Accrued restructuring costs	(2,091)	—

Net cash used in operating activities	(14,532)	(19,116)

Investing activities
Capital expenditures	(410)	(1,887)
Business acquisition, net of cash acquired	—	53
Purchases of short-term investments	(25,382)	(24,051)
Sales and maturities of short-term investments	26,901	34,300
Purchases of long-term investments	—	(34,448)
Sales and maturities of long-term investments	—	24,559
Issuance of note receivable		(435)
Other noncurrent assets, net	303	(58)

Net cash provided by (used in) investing activities	1,412	(1,967)

Financing activities
Proceeds from issuance of common stock, net	—	19,963
Proceeds from exercise of stock options and warrants	324	822

Net cash provided by financing activities	324	20,785
Net decrease in cash and cash equivalents	(12,796)	(298)
Cash and cash equivalents at beginning of period	56,643	23,811

Cash and cash equivalents at end of period	$43,847	$23,513

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.    FINANCIAL INFORMATION

1.	ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared by InterTrust Technologies Corporation. (“InterTrust” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as a $1.9 million adjustment for restructuring charges recorded during the three month period ended March 31, 2002 necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss	$(12,424)	$(21,595)

Basic and diluted:
Weighted-average shares of common stock outstanding	96,057	91,553
Less weighted-average shares subject to repurchase	(67)	(558)

Weighted-average shares used in computing basic and diluted net loss per common share	95,990	90,995

Basic and diluted net loss per common share	$(0.13)	$(0.24)

InterTrust excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 15,662,383 and 5,116,000 for the three months ended March 31, 2002 and 2001, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Goodwill and Certain Other Intangible Assets

Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and certain provisions of SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company evaluated its goodwill and intangible assets acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $834,000 of other intangible assets being subsumed into goodwill at January 1, 2002.

On January 1, 2002, the Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, InterTrust ceased to amortize approximately $1.2 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and at least an annual impairment review thereafter.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), is required to be completed by December 31, 2002, measures the impairment. The Company will perform its first phase impairment analysis during the second quarter of 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net loss:
Reported net loss	$(12,424)	$(21,595)
Goodwill amortization	—	2,193

Adjusted net loss	$(12,424)	$(19,402)

Basic and diluted loss per share:
Reported loss per share	$(0.13)	$(0.24)
Goodwill amortization	—	0.02

Adjusted basic and diluted loss per share	$(0.13)	$(0.22)

2.	RESTRUCTURING AND OTHER

Fourth Quarter 2001 Restructuring Program

On October 29, 2001, InterTrust approved a plan to reduce its worldwide workforce. The reduction resulted in the decrease of 103 regular employees across all business functions, operating units, and geographic regions. During the fourth quarter of 2001, InterTrust recorded a restructuring charge of approximately $2.4 million relating to severance payments and fringe benefit expenses associated with the reduction. During the fourth quarter of 2001, 98 of the employees left the Company and were paid severance and fringe benefits, and the remaining five employees left InterTrust in January 2002.

Due to workforce reduction and in an effort to reduce its operating expenses, InterTrust approved a plan to reduce its facilities. The plan included vacating five facilities, in whole or in part, four of which were vacated by December 31, 2001. The remaining facility will be vacated no later than June 30, 2002. InterTrust recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligation, net of assumption for sublease income. During the first quarter of 2002, InterTrust agreed to buyout the remaining lease obligation related to one of the Company’s Santa Clara facilities for $2.4 million, which was paid in March 2002.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the employee terminations and the vacated facilities, InterTrust also identified excess assets that had no future alternative use. These excess assets are computer equipment, furniture and fixtures, and leasehold improvements related to the vacated facilities. Any excess assets that are not included in sublease contracts will be sold to secondary market buyers or scrapped. InterTrust recorded a non-recurring charge for excess assets of $2.1 million in the quarter ended December 31, 2001 and recorded a $110,000 adjustment to this charge during the quarter ended March 31, 2002.

First Quarter 2002 Restructuring Program

On January 31, 2002, InterTrust approved a plan to further reduce its worldwide workforce. The reduction resulted in the decrease of 75 regular employees across all business functions and operating units. All employees were notified prior to March 31, 2002. Of the 75 terminated employees, 64 had left InterTrust by March 31, 2002 and the remaining 11 employees will leave at different dates during the second quarter of 2002. During the first quarter of 2002, InterTrust recorded a restructuring charge of approximately $1.8 million relating to severance payments and fringe benefit expenses.

Due to this workforce reduction and in a further effort to reduce its operating expenses, InterTrust approved a plan to vacate an additional facility, the 11th floor of the Portland office. InterTrust negotiated a buyout of the remaining lease obligation in April 2002 of the 11th and the 12th floors for $350,000 plus broker costs. The 12th floor was vacated in September 2001 and included in the December 31, 2001 restructuring accrual.

A summary of restructuring and other charges during the quarter ended March 31, 2002 is outlined as follows (in thousands):

Fourth Quarter 2001 Restructuring Program	Accrued Balance at December 31, 2001	Additions	Adjustments	Expenditures		Accrued Balance at March 31, 2002
				Cash	Non-Cash
Severance	168	—	—	168	—	—
Vacated Facilities Costs	4,929	—	—	2,895	—	2,034
Asset Impairment	—	—	(110)	—	(110)	—

Total	5,097	—	(110)	3,063	(110)	2,034

First Quarter 2002 Restructuring Program	Accrued Balance at December 31, 2001	Additions	Adjustments	Expenditures		Accrued Balance at March 31, 2002
				Cash	Non-Cash
Severance	—	1,815	—	1,018	—	797
Vacated Facilities Costs	—	203	—	28	—	175

Total	—	2,018	—	1,046	—	972

3.	OTHER COMPREHENSIVE (LOSS) INCOME

Total other comprehensive (loss) income was $(550,000) and $168,000 for the three months ended March 31, 2002 and 2001, respectively, and is comprised entirely of unrealized (losses) gains from marketable securities.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	STOCK OPTION EXCHANGE PROGRAM

On May 24, 2001, InterTrust announced a voluntary stock option exchange program for its employees. Under the program, the employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date of June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. On January 2, 2002 InterTrust granted 2,229,214 shares to participating employees still employed by InterTrust at an exercise price of $1.22 per share. The exercise price of these new options was equal to the fair market value of InterTrust’s common stock on the date of grant. Such new options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the the board of directors, officers and senior executives were not eligible to participate in this program.

5.	LEGAL PROCEEDINGS

On April 26, 2001, InterTrust filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes its United States Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit was expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in InterTrust’s original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software and InterTrust does not believe that these patents are significant to InterTrust’s business. On April 16, 2002 InterTrust filed a Statement of Nonopposition to Microsoft’s motion for Partial Summary Judgment of Non Infringement of United States Patent No. 5,940,504. As a result, InterTrust’s lawsuit no longer asserts infringement of that patent.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents and infringement contentions.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting future uncertainty. There is no assurance that InterTrust will be successful in this lawsuit against Microsoft. The claims under InterTrust’s patents might be narrowed or the patents might by found to be invalid. An unfavorable result would have a significant adverse affect on InterTrust’s results of operations by reducing the value of our proprietary technology and reducing demand for InterTrust’s products.

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

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.	SUBSEQUENT EVENTS

On May 9, 2002, InterTrust announced a shift in strategy toward developing and licensing intellectual property for DRM and trusted computing, and as a result it would reduce its workforce to approximately 35 employees by June 30, 2002. The Company will record a charge related to the reduction in force in the three months ended June 30, 2002.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words believes, anticipates, plans, expects, intends and similar expressions are intended to identify forward-looking statements. InterTrust’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere below. All forward-looking statements in this document are based on information available to InterTrust as of the date hereof and InterTrust assumes no obligation to update any such forward-looking statements.

Overview

We develop and license intellectual property for Digital Rights Management, or DRM, and trusted computing. We hold 24 United States patents and have approximately 90 patent applications pending worldwide. We believe our patent portfolio covers software and hardware techniques that can be implemented in a broad range of products that use DRM and trusted computing technology, including digital media platforms and web services. Our research, engineering, and intellectual property groups focus on the development of next generation technologies, invention protection, and licensing.

Since our founding in 1990, we have invented and defined technologies for DRM and trusted computing that enable secure management of digital processes and information. From inception through 1998, our efforts were principally devoted to research and development, raising capital, recruiting personnel, and establishing licensing relationships. As a result, we were considered a development stage enterprise during this period. The general availability version of our Commerce software, our first generation DRM product, was delivered to our partners in December 1998, and some partners began using the technology on a limited commercial basis in January 2000. In July 2001, we announced a transition from our Commerce software product to our second-generation DRM product, Rights|System.

On May 9, 2002, we announced that we would narrow our business focus to licensing patents and technology consisting of toolkits and source code. We intend to license, as appropriate, our patent rights and technology to customers who wish to develop products and services that employ DRM and trusted computing technologies. In connection with our shift in strategy toward developing and licensing intellectual property for DRM and trusted computing, we are reducing our workforce by approximately 70% to 35 employees, by June 30, 2002. There will be a charge related to the reduction in force in the three months ended June 30, 2002.

In March 2002, David Lockwood was appointed Chief Executive Officer and President upon the resignation of Victor Shear as Chief Executive Officer. In May 2002, our Executive Vice President and President of MetaTrust Utility resigned from his positions. In connection with our May 9, 2002 announcement, Mark Ashida, our Chief Operating Officer, resigned from his position.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and contingencies. We base our estimates on historical experience and on various other market specific assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of our sales have been generated from complex software licensing arrangements, which include elements such as software support, consulting services, TrustNet clearinghouse services, rights to new releases and upgrades and other future obligations. These arrangements often require revenue recognition judgments particularly in the areas of delivery of specific product functionality and collectibility of license and other fees. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. The accounting for terminated license agreements also requires judgment to determine whether the deferred revenue balance as of the date of termination should be recorded to other income or recognized as revenue. While we have not entered into patent license agreements to date, we anticipate that there will be judgments involved in determining the revenue recognition treatment for such arrangements.

Estimating Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated reserves are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. While we believe our existing reserve for doubtful accounts is adequate and proper, additional reserves may be required should the financial condition of our customers deteriorate or as unusual circumstances arise.

Impairment of Long-Lived Assets

We periodically review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.” Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

On January 1, 2002, the Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $1.2 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and at least an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

Stock Option Exchange Program

On May 24, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date of June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. On January 2, 2002 InterTrust granted 2,229,214 shares to participating employees still

Results of Operations

Revenues

Total revenues decreased to $706,000 in the three months ended March 31, 2002 from approximately $2.4 million in the comparable period of 2001.

License revenues were $587,000, or 84% of total revenues, for the three months ended March 31, 2002, as compared to $1.4 million or 58% of total revenues in the three months ended March 31, 2001, and primarily represent the amortization of deferred license fees. The decrease was due to the expiration or termination of several agreements during 2001, while new revenue decreased as we transitioned from Commerce software to the Rights|System product suite. Furthermore, we signed only one Rights/System agreement during the first quarter of 2002. Licenses of our Commerce software generally required a payment of an initial license fee, and the fee was recognized on a subscription basis over the period of obligation if future upgrades and new releases were included in the license agreement. Upon termination of licenses, we cease amortization of the deferred revenue related to the license and recognize the remaining deferred revenue as revenue or other income depending upon the terms of the termination agreement.

Revenue from software support and training decreased to $95,000 in the three months ended March 31, 2002 from $730,000 in the three months ended March 31, 2001. The decrease was due to the expiration of a number of partner support agreements during 2001. As the majority of our support revenue relates to the Commerce Products, the transition to Rights|System has also negatively impacted support revenue. Software support and training services accounted for 14% and 30% of total revenues in the three month periods ended March 31, 2002 and 2001, respectively.

Services revenue decreased to $24,000 for the three months ended March 31, 2002 from $276,000 in the three months ended March 31, 2001. Services revenue represents monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. The decrease in services revenue was due to the discontinuation of TrustNet clearinghouse services and a decrease in the number of consulting projects performed. Services revenue accounted for 3% and 11% of total revenues in the three months ended March 31, 2002 and 2001, respectively.

There was no hardware revenue for the three months ended March 31, 2002 compared to $12,000 for the three months ended March 31, 2001. This revenue was the result of chips sold to one customer under the terms of a short-term purchase agreement to provide chips for testing and trial production. We do not expect to derive any revenue from hardware sales in future periods.

Cost of Revenues

Cost of license revenue have consisted primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was approximately $11,000 during the three months ended March 31, 2002 and approximately $137,000 in the three months ended March 31, 2001. Cost of license revenue fluctuates from period to period depending on the number of new partners, the number of software releases, and the amount of software documentation provided to our partners during the period. As we signed only one Rights|System license deal in the three months ended March 31, 2002, the associated costs were small.

Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. There were no software support and training costs for the three months ended March 31, 2002 compared to $438,000 for the three months ended March 31, 2001. The decrease in the cost of software support and training for the three months ended March 31, 2002 is because we no longer have full-time support personnel and use research and development resources on an as-needed basis.

Cost of services consists primarily of the outside services, personnel as needed, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of services were approximately $567,000 during the three months ended March 31, 2002 and approximately $1.9 million during the three months ended March 31, 2001. This decrease is primarily attributable to the decrease in TrustNet Clearinghouse services provided, and the decrease in headcount due to the lower volume of consulting projects.

Cost of hardware was zero for the three months ended March 31, 2002 compared to approximately $417,000 for the three months ended March 31, 2001. These costs are related to the purchase of chips from a third party, and the customization and transport of the chips. We do not expect to incur any costs related to hardware sales in future periods.

Research and Development

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development spending was approximately $5.0 million for the three months ended March 31, 2002 and approximately $9.4 million for the three months ended March 31, 2001. The decrease was primarily attributable to decreases in personnel costs, facilities costs, and consultant services associated with both product research and development. We anticipate research and development expenses will decrease in the future due to announced workforce reductions.

Sales and Marketing

Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development and marketing, public relations, and other marketing expenses. Sales and marketing expenses decreased to $455,000 for the three months ended March 31, 2002 from $7.6 million for the three months ended March 31, 2001 due to compensation cost reductions related to our headcount reductions in April 2001, August 2001, October 2001, and January 2002. The decrease in sales and marketing expenses were also due to a decrease in consulting expenses, facilities costs, promotional costs, and travel costs. We anticipate sales and marketing expenses will decrease even further in the future due to announced work force reductions.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses increased to approximately $5.9 million for the three months ended March 31, 2002 from approximately $3.9 million for the three months ended March 31, 2001. The increase was primarily attributed to increases in legal expenses, consulting expenses, and costs to provide information for the lawsuit with Microsoft. We also incurred significant costs during the three months ended March 31, 2002 related to outside advisory firms, and incurred an increase in insurance costs. These increases were partially offset by decreases in general and administrative personnel costs and decreased facility costs. We expect general and administrative expenses to decrease in the future due to announced workforce reductions.

Amortization of Goodwill and Other Intangible Assets

There was no amortization of goodwill and other intangible assets for the three months ended March 31, 2002 compared to $2.2 million for the three months ended March 31, 2001. The amortization of goodwill and intangible assets in the three months ended March 31, 2001 was related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. Beginning January 1, 2002, in accordance with SFAS 142, we no longer amortize purchased goodwill and indefinite-lived intangibles, but instead we will test for impairment at least annually. We will perform our first phase impairment analysis during the three months ended June 30, 2002 to screen for impairment and measure any impairment discovered by December 31, 2002. Furthermore, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $834,000 of other intangible assets (comprised mostly of assembled workforce intangible assets) being subsumed into goodwill at January 1, 2002.

Deferred Stock Compensation

Deferred stock compensation represents the difference between the exercise price of options granted to employees and the deemed fair value of our common stock for financial reporting purposes. Deferred stock compensation also includes the fair value of unvested common stock and the intrinsic value of unvested options granted to the former employees of PublishOne in connection with our acquisition of PublishOne in January 2001. Deferred compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. During the three months ended March 31, 2002 we recorded an adjustment to the deferred compensation balance in order to reflect a reduction in deferred compensation associated with employees who have left InterTrust. We recorded similar adjustments in the three months ended June 30, September 30, and December 31, 2001. These adjustments resulted in a decrease in deferred compensation expense to $268,000 in the quarter ended March 31, 2002 from $723,000 in the quarter ended March 31, 2001.

Restructuring Costs

Fourth Quarter 2001 Restructuring Program

On October 29, 2001, we approved a plan to reduce our worldwide workforce. The reduction resulted in the decrease of 103 regular employees across all business functions, operating units, and geographic regions. During the fourth quarter of 2001, we recorded a restructuring charge of approximately $2.4 million relating to severance payments and fringe benefit expenses associated with the reduction. During the fourth quarter of 2001, 98 of the employees left us and were paid severance and fringe benefits, and the remaining five employees left and were paid in January of 2002.

Due to workforce reduction and in an effort to reduce its operating expenses, we approved a plan to reduce our facilities. The plan included vacating five facilities, in whole or in part, four of which were vacated by December 31, 2001. The remaining facility will be vacated no later than June 30, 2002. As a result, we recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligation, net of assumption for sublease income. During the first quarter of 2002, we agreed to buyout the remaining lease obligation related to one of our Santa Clara facilities for $2.4 million.

Due to the employee terminations and the vacated facilities, we also identified excess assets that had no future alternative use. These excess assets are computer equipment, furniture and fixtures, and leasehold improvements related to the vacated facilities. Any excess assets that are not included in sublease contracts will be sold to secondary market buyers or scrapped. We recorded a non-recurring charge for excess assets of $2.1 million in the quarter ended December 31, 2001 and recorded a $110,000 adjustment to this charge during the quarter ended March 31, 2002.

First Quarter 2002 Restructuring Program

On January 31, 2002, we approved a plan to further reduce our worldwide workforce. The reduction resulted in the decrease of 75 regular employees across all business functions and operating units. All employees were notified prior to March 31, 2002. Of the 75 terminated employees, 64 had left InterTrust by March 31, 2002 and the remaining 11 employees will leave at different dates during the second quarter of 2002. During the first quarter of 2002, we recorded a restructuring charge of approximately $1.8 million relating to severance payments and fringe benefit expenses.

Due to this workforce reduction and in an effort to further reduce its operating expenses. We approved a plan to vacate an additional facility, the 11th floor of the Portland office. We negotiated a buyout of the remaining lease obligation in April 2002 of the 11th and the 12th floors for $350,000 plus broker costs. The 12th floor was vacated in September 2001 and included in the December 31, 2001 restructuring accrual.

Due to these reductions, we expect to save approximately $9.0 million annually in salary and facility related expenses pursuant to our first quarter 2002 restructuring program.

Interest and Other Income, net

Interest and other income consists primarily of interest earned on cash and cash equivalents, and short and long-term investments. Interest and other income decreased to $830,000 during the three months ended March 31, 2002 from $2.8 million in the comparable period in 2001. The decrease in interest income is due to lower cash and investment balances in the current period and lower interest rates on securities.

Liquidity and Capital Resources

Cash, cash equivalents and marketable and restricted investments totaled $113.3 million at March 31, 2002, a decrease of $14.3 million from December 31, 2001. The change during the three months ended March 31, 2002 is primarily attributable to our net loss of $12.4 million and payments of $2.9 million related to a buyout of a facilities lease and rent on vacated facilities.

Net cash used in operating activities totaled $14.5 million in the three months ended March 31, 2002. The cash used in the period is primarily attributable to the net loss of $12.4 million, partially offset by various non-cash charges such as depreciation and amortization of property and equipment of $905,000, and stock related compensation of $268,000.

Net cash provided by investing activities totaled $1.4 million in the three months ended March 31, 2002. The cash generated in the period is primarily attributable to net investment activity of $1.5 million offset by capital expenditures totaling $410,000 principally comprised of computer equipment.

Net cash provided by financing activities was $324,000 in the three months ended March 31, 2002, primarily due to cash generated from the exercise of employee stock options.

At March 31, 2002, our principal source of liquidity was $113.3 million in cash and cash equivalents and marketable and restricted investments. Our existing cash and cash equivalents and marketable and restricted investments may decline during fiscal 2002 due to further weakening of the economy and net losses. However, we believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures, meet anticipated capital requirements, or take advantage of future business opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

On May 9, 2002, we announced that due to lack of demand for our Rights|System product, we are narrowing our business focus to developing and licensing patents and technology tool kits and source code. This new business model is in transition and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

Our new business model is unproven and evolving and may not generate sufficient revenue for us to be successful. The market for digital commerce products, services and applications has not developed as quickly as anticipated and, as a result, we might not meet analysts’ or investors’ expectations of our future operating results. We discontinued marketing our Commerce and, more recently, Right/System products due to lack of demand. Therefore, the success of our business depends entirely upon our ability to license our intellectual property consisting of patents and technology. We have not completed any licenses under our new business model. We might not succeed in licensing our patents and technology or in amounts that will support our business.

Our future revenue depends significantly on our ability to license our intellectual property.

Our future revenue depends significantly on our ability to license our intellectual property. The volume of products and services distributed using DRM and trusted computing technology has been and will likely continue to be small, which may affect our ability to license our intellectual property. We have not completed any licenses of our intellectual property independent of technology or product licenses, making it difficult to predict whether we will succeed in completing any patent licenses, and if we are successful, the amount of revenue we will generate and when we will be able to recognize revenue from these licenses. In addition, third parties may challenge the validity of our patents. If challenged, our patents might not be upheld or their claims could be narrowed, or we may receive adverse rulings in litigation, which could negatively impact our ability to, and terms under which we could, license our patents.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of analysts or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

•	a lack of demand for licenses to our patents or other technology;

•	the inability of licensees to develop complete commercial systems using our technology, or delays or deferrals in commercialization by licensees;

•	the inability of our licensees to pay our license and other fees;

•	our inability to effectively enforce or otherwise protect our patent assets or adverse rulings in litigation relating to our patents;

•	a decline in the demand for digital goods and services or trusted computing infrastructure;

•	our failure to quickly reduce costs in the event of unanticipated declines in revenues in a given period;

•	restructuring costs;

•
higher than expected operating expenses, including expenses related to the patent infringement litigation we initiated against Microsoft or additional or higher than expected operating expenses resulting from patent infringement litigation against one or more other companies;

•	customer budget cycles and changes in these budget cycles, including the reduction of spending due to macroeconomic conditions; and

•	impairment charges recorded to reduce goodwill and other intangible assets associated with our acquisitions to their estimated fair values.

We have a history of losses.

Our failure to increase revenues significantly would seriously harm our business. We no longer license our Commerce software or our Rights|System products and our revenues have decreased in each of the last four quarters. We intend to derive most of our revenues from licenses of patents and technology. To date, revenues from technology licenses have been minimal and we have not licensed our patents independent of technology licenses. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. We incurred net losses of $12.4 million for the quarter ended March 31, 2002, $115.5 million for the year ended December 31, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to continue to have significant operating expenses. In addition, we expect to incur significant expenses related to the patent litigation against Microsoft. As a result of these expenses, we must significantly increase our revenues to become profitable. We expect to incur significant losses for at least the foreseeable future.

We need to license our intellectual property to a sufficient number of partners and customers to sustain and grow our business.

We will not generate sufficient revenue to grow our business unless we license our intellectual property to a sufficient number of companies. At March 31, 2002 we had not yet attracted, and may not in the future be able to attract, a sufficient number of companies to license our intellectual property. Our ability to attract new licensees will depend on a variety of factors, including the following:

•	the performance, reliability, functionality, and security of our technology;

•	competition, particularly from Microsoft;

•	the growth in demand for DRM technology;

•	the cost-effectiveness of our technology;

•	our ability to market our technology effectively;

•	third party deployment of products and services incorporating DRM or other trusted computing technology;

•	our ability to describe our patents effectively;

•	the outcome of our litigation against Microsoft and any other litigation or other proceeding that could affect our intellectual property; and

•	the outcome of our on-going patent prosecution efforts as well as our ability to continue filing additional patents.

Protection of our intellectual property is limited and efforts to protect our intellectual property may be inadequate, time consuming, and expensive.

Our success and ability to compete are substantially dependent on our proprietary technology, which we attempt to protect through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property.

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

On April 26, 2001, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes our United Stated Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit was expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in our original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software. On April 16, 2002, we filed a Statement of Nonopposition to Microsoft’s Motion for Partial Summary Judgement of Noninfringement of United States Patent 5,904,504. As a result, InterTrust’s lawsuit no longer asserts infringement of this patent.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery is underway in the case and the parties have exchanged document production and infringement contentions.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting further uncertainty. There is no assurance that we will be successful in this lawsuit against Microsoft. The claims under our patents might be narrowed or the patents might be found to be invalid. An overall unfavorable result would have a significant adverse affect on our results of operations by reducing the value of our proprietary technology and patent assets and reducing demand for our products and licenses to our patents.

The long and complex process of licensing technology and patents could delay the deployment of our technology and harm our business.

Our narrowed business focus has only recently been implemented and the process of licensing our technology, which is essential to our success, could be long and complex. We do not know the length of the sales cycle relating to our intellectual property. As a result it is difficult for us to predict when any intellectual property licenses will be completed, if at all. Initial license fees could be delayed or not realized, and our future revenue and operating results could be impaired. Before committing to license our patens or technology, our potential licensees will generally consider a wide range of issues including the strength of our patent portfolio, potential outcomes of the Microsoft litigation, infrastructure requirements functionality, security, reliability, and price.

For the foreseeable future, our business will be dependent on upfront licensing fees relating to patent and technology licenses.

Our business will be dependent for the foreseeable future on upfront license fees relating to those licenses. Our intellectual property licenses may have royalties based on our future licensees’ deployment of DRM and trusted computing products and services. Because the certainty and timing of that deployment is difficult to predict, our business for the foreseeable future will be dependent on any upfront licensing fees we can obtain from any future licensees. If we are unable to enter into licensing arrangements with sufficient upfront license fees, we may not be able to sustain and grow our business.

If we are successful in licensing our patents and technology, our licensees will need to integrate our technology into their products and services. This could cause significant delay between licensing and our licensees’ commercial deployment of products and services, which in part could delay our ability to recognize revenue from our licenses.

Our success depends upon the deployment of our technology by potential licensees in the use and sale of DRM and trusted computing products and services. Our licensees may undertake a lengthy process of integrating our technology into their existing systems or a new system. The integration often requires re-engineering of a licensee’s business processes, which may delay the deployment of DRM or trusted computing products and services. Depending on the terms of the license, we may not be able to recognize revenue based on our future licensee’s product and service sales until a future licensee deploys DRM products or services commercially.

We expect that the period between entering into a licensing arrangement and the time our licensee commercially deploys DRM and trusted computing products and services could be lengthy and will vary, which may make it difficult for us to predict when revenue based on future products and services will be recognized.

Defects in the software of our licensees could delay deployment of our technology and reduce our revenues.

If our or our licensees’ products and services contain errors or defects, it could delay or prevent market acceptance of DRM and trusted computing products and services resulting in serious harm to our business and operating results.

Our operating results have been and may continue to be harmed if our potential licensees suffer from downward economic cycles.

Our ability to license our intellectual property depends on the economic strength and budgetary cycles of potential licensees. Our potential licensees may currently or in the future face unfavorable market conditions and budgetary pressures. In the past, some of our licensees have defaulted on their payment obligations to us and others might default in the future. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Government regulation and requirements could influence our sales.

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

Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from licensing our technology to create their own solutions. For example, Microsoft’s Windows operating system, which manages the programs on a computer, includes components addressing digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

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

Our licensees and we may be found to infringe proprietary rights of others, resulting in litigation, redesign expenses, or costly licenses.

Digital rights management is an emerging field in which our competitors may obtain patents or other proprietary rights that would prevent, limit or interfere our licensees’ ability to make, use, or sell products. Furthermore, companies in the software market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Our licensees and we could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating, or using products, technology or services that incorporate the infringed intellectual property;

•	obtain a license from the holder of the infringed intellectual property right;

•	redesign products, technology or services to avoid infringement; or

•	cross-license our patents with the party alleging infringement.

Our technology or our licensees’ products and services may be subject to a claim of patent infringement independent of any infringement by our software.

In the past, we have received notices alleging potential infringement by us of the proprietary rights of others. In January 1996, we received a letter from an attorney representing E-Data Corporation containing an allegation of infringement of a patent E-Data allegedly owns. We exchanged correspondence with E-Data’s attorneys ending in September 1996. We have not heard from any representative of E-Data since that time. In November 1997, we received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that our Commerce software contained various elements recited in the two patents and requested that we discuss licensing the technology of these patents. We responded to the letter stating that, although we had not undertaken a detailed review of the patents, we were unaware of any of our products having one of the elements required by the patent claims. TAU Systems has made no further allegations regarding our software, but representatives of TAU Systems have recently contacted us regarding a sale or exclusive license of TAU System’s patents. In May 1999, we received a letter from representatives of TechSearch LLC offering us a license to a patent held by TechSearch. We have reviewed the patent and do not believe that we need to obtain a license to this patent. In the future, however, our licensees or we could be found to infringe upon the patent rights of E-Data, TAU Systems, TechSearch, or other companies.

To successfully license our intellectual property and grow our business, we must retain and attract key personnel; competition for these personnel is intense.

Our success depends largely on the skills, experience, and performance of the members of our senior management and other key personnel. Our President and Chief Executive Officer joined the Company as a senior manager in September 2001. Our former Chief Executive Officer and founder resigned as Chief Executive Officer in March 2002 and our Executive Vice President and President of MetaTrust Utility resigned from his positions in May 2002. Our ability to compete effectively and to execute our strategies will depend in part on our ability to successfully integrate him into our operations. None of our senior management or other key personnel must remain employed for any specific time period. If we lose key employees, our business and operating results could be significantly harmed. In addition, our future success will depend largely on our ability to continue attracting, integrating, and retaining highly skilled personnel. Further, competition for qualified personnel is intense. We may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four to six months to achieve full productivity. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our stock may make it difficult for us to attract, assimilate, and retain highly qualified employees. For example, due to the current volatility of our stock price, some of our employees hold options with exercise prices well above the current fair market value of our stock.

Failure to appropriately manage the size of our organization could seriously harm our business and operating results.

Any failure to manage the size of our organization effectively could seriously harm our business and operating results. On May 9, 2002, we announced plans to reduce our workforce to approximately 35 employees by June 30, 2002 to bring our costs in line with potential revenues. Prior to this announcement, our headcount had been reduced from a high of 358 in February 2001 to approximately 116 as of March 31, 2002. These reductions in our workforce may negatively affect morale and result in qualified employees leaving. To be successful, we will need to maintain close coordination among our executive, engineering, finance, and sales and marketing organizations.

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

We are subject to securities class action litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1—“Legal Proceedings” of our Report on Form 10-K for the year ended December 31, 2001. The defense of such litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

In addition, we have implemented a stockholders’ rights plan. Under the plan, rights were distributed as a dividend at the rate of one right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. The plan is designed to protect stockholders in the event of an unsolicited attempt to acquire InterTrust and could make it more difficult for a third party to acquire us, even if it’s doing so would be beneficial to our stockholders.

Stockholders may incur dilution as a result of future equity issuances.

We have in the past and may in the future issue equity securities. If we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock.

Stockholders may also experience dilution due to stock options or other securities granted to employees related to their compensation.

Industry-Related Risks

We have not received and may not in the future receive sufficient revenues to be successful and our stock price will decline if use of the Internet for commercial distribution of digital content is not widely accepted.

Acceptance and use of DRM and trusted computing technologies for digital commerce may not develop at a rapid rate, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium for digital commerce. Because digital commerce will drive demand for our technology and demand for licensing our patents, if digital commerce is not accepted for any reason, our revenues would not grow sufficiently and our business and operating results would be significantly harmed.

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

If standards for DRM and trusted computing technologies are not adopted or complied with, technology companies developing DRM and trusted computing products and services may development and deployment of their solutions until they are confident that their products and services will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. As an example, there is uncertainty in the market as to the best way to offer music digitally since there are a number different software formats available and it is possible that not all music will play on the same devices. Consumer acceptance of digital delivery of content depends upon the ability of the various software formats to work together. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed. In addition, there are a number of large technology companies building infrastructures relating to trusted computing. Depending on what standard for trusted computing emerges, our ability to license our patents could be adversely affected.

We may face increased governmental regulation and legal uncertainties that could increase our costs and provide a barrier to doing business.

The United States and various foreign governments generally restrict exports of software products utilizing encryption technology. Although we have obtained approval to export our software, changes in export laws and regulations may impose restrictions that affect our ability to distribute products and services internationally, limiting our ability to gain revenue and grow our business.

It is also possible that Congress or individual states could enact laws regulating or taxing Internet commerce. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Access fees, sales taxes or any other taxes or fees could increase the cost of transmitting data over the Internet and limit digital commerce.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and intend to license our products to partners throughout the world. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At March 31, 2002 and December 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On April 26, 2001, InterTrust filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes its United States Patent No. 6,185,683. Through subsequent procedural motions and an additional complaint, the lawsuit was expanded to include the following additional seven InterTrust United States patents: United States Patent No. 6,253,193, United States Patent No. 5,920,861, United States Patent No. 5,940,504, United States Patent No. 5,892,900, United States Patent No. 5,982,891, United States Patent No. 5,917,912 and United States Patent No. 6,157,721. On September 17, 2001, Microsoft filed an answer denying all the allegations asserted in InterTrust’s original complaint. In addition, the answer included a counterclaim asserting that InterTrust infringes United States Patent No. 6,049,671 and United States Patent No. 6,256,668. These two Microsoft patents relate to the downloading of software and InterTrust does not believe that these patents are significant to InterTrust’s business. On April 16, 2002 InterTrust filed a Statement of Nonopposition to Microsoft’s motion for Partial Summary Judgment of Non Infringement of United States Patent No. 5,940,504. As a result, InterTrust’s lawsuit no longer asserts infringement of that patent.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents and infringement contentions.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting future uncertainty. There is no assurance that InterTrust will be successful in this lawsuit against Microsoft. The claims under InterTrust’s patents might be narrowed or the patents might by found to be invalid. An unfavorable result would have a significant adverse affect on InterTrust’s results of operations by reducing the value of our proprietary technology and reducing demand for InterTrust’s products.

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

The net proceeds were used for working capital and general corporate purposes. The remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at March 31, 2002.

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

3.2***	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Form of Registration Rights under select Convertible Promissory Notes.
4.4*	Form of Registration Rights under select Class A Common Stock Purchase Agreements.
4.5*	Form of Series A Preferred Stock Registration Rights.

Exhibit No.	Description

4.6*	Form of Series B, C, D and E Preferred Stock Registration Rights.

4.7*	Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.

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

10.5
Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999—incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

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

10.19**	Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated January 24, 2000.

10.20***	Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

10.21****	2000 Supplemental Option Plan.

10.22****	Full-Recourse Promissory Note dated December 7, 2000 from Bruce Fredrickson to the Company.

Exhibit No.	Description

10.23
Acceleration of Stock Option Vesting Agreement by and between the Company and David Lockwood dated September 25, 2001—Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 14, 2001.

10.24	Employment Agreement by and between the Company and David Lockwood dated September 25, 2001, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on April 1, 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement Form S-1 (File No. 333-32484).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-K for the year ended December 31, 2000.
†	Confidential treatment requested.

(b)  Reports on Form 8-K

On February 7, 2002, the Company filed a report on Form 8-K in which it disclosed that Lester Hochberg and Robert Walker had been appointed to its Board of Directors.

On March 29, 2002, the Company filed a report of Form 8-K in which it disclosed the appointment of David Lockwood as Chief Executive Officer of the Company and the resignation of Victor Shear as Chief Executive Officer of the Company.

On May 2, 2002, the Company filed a report on Form 8-K in which it disclosed that Edmund Fish resigned from his position as Executive Vice President, President of the MetaTrust Utility, and a member of the Board of Directors of Company.

(c)  Exhibits

See (a)(3) above.

(d)  Financial Statements Schedule

See (a)(2) above.

INTERTRUST TECHNOLOGIES CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INT	ERTRUST TECHNOLOGIES CORPORATION

/S/ DAVID LOCKWOOD
By:
David Lockwood
Executive Vice Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

/S/ GREGORY S. WOOD
By:
Gregory S. Wood
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2002