Form 10-Q
period 2002-06-30
INTERTRUST TECHNOLOGIES CORP
filed 2002-08-14
CIK 1089717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2002 was 96,885,666.

INTERTRUST TECHNOLOGIES CORPORATION

PART I     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,406	$56,643
Short-term investments	72,856	70,058
Accounts receivable, net of allowance of $0 and $186 at June 30, 2002 and December 31, 2001, respectively	—	353
Other current assets	950	1,702

Total current assets	127,212	128,756
Property and equipment, net	4,634	8,071
Restricted long-term investment	—	945
Goodwill and other intangible assets, net	2,096	4,849
Other assets	642	1,972

	$134,584	$144,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244	$783
Accrued compensation	772	1,556
Accrued professional fees	314	1,355
Accrued restructuring—current portion	220	2,259
Other accrued liabilities	2,791	3,797
Deferred revenue	29,733	1,615

Total current liabilities	34,074	11,365
Deferred revenue—long-term portion	2,488	5,779
Accrued restructuring costs—long-term portion	—	2,838

	36,562	19,982

Commitments

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 authorized 96,885,666 and 95,289,605 issued and outstanding at June 30, 2002 and December 31, 2001	97	95
Additional paid-in capital	371,461	370,118
Deferred stock compensation	(228)	(846)
Accumulated other comprehensive income	(45)	408
Accumulated deficit	(273,263)	(245,164)

Total stockholders’ equity	98,022	124,611

	$134,584	$144,593

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Licenses	$308	$1,562	$895	$2,949
Software support and training	10	428	105	1,158
Services	9	239	33	515
Hardware	—	—	—	12

Total revenues	327	2,229	1,033	4,634
Cost of revenues:
Licenses	10	90	21	227
Software support and training	—	480	—	926
Services	251	1,564	819	3,479
Hardware	—	423	—	840

Total cost of revenues	261	2,557	840	5,472

Gross profit (loss)	66	(328)	193	(838)
Operating costs and expenses:
Research and development	3,229	9,111	8,225	18,765
Sales and marketing	463	5,519	930	13,286
General and administrative	3,593	4,737	9,666	8,978
Amortization of goodwill and other intangible assets	—	2,363	—	4,556
Impairment of goodwill and other intangible assets	642	31,086	642	31,086
Restructuring	6,247	1,170	8,155	1,170

Total operating costs and expenses	14,174	53,986	27,618	77,841

Loss from operations	(14,108)	(54,314)	(27,425)	(78,679)
Interest and other income, net	3,346	2,115	4,239	4,885
Loss on equity instruments	—	(2,996)	—	(2,996)

Net loss before provision for foreign taxes and cumulative effect of change in accounting principle	(10,762)	(55,195)	(23,186)	(76,790)

Provision for foreign taxes	(2,850)	—	(2,850)	—

Net loss before cumulative effect of change in accounting principle	(13,612)	(55,195)	(26,036)	(76,790)
Cumulative effect of change in accounting principle	—	—	(2,064)	—

Net loss	$(13,612)	$(55,195)	$(28,100)	$(76,790)

Basic and diluted net loss per share:
Net loss before cumulative effect of change in accounting principle	$(0.14)	$(0.59)	$(0.27)	$(0.83)
Cumulative effect of change in accounting principle	$—	$—	$(0.02)	$—

Net loss	$(0.14)	$(0.59)	$(0.29)	$(0.83)

Shares used in computing basic and diluted net loss per share	96,248	93,442	95,987	92,388

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(28,100)	$(76,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	2,064	—
Stock based compensation	104	125
Depreciation and amortization	1,891	6,512
Amortization of deferred stock compensation	488	1,115
Impairment of long lived assets	642	31,086
Gain from sales of short- and long-term investments	(191)	(85)
Loss on equity investments	—	2,996
Non-cash restructuring charge	2,481	—
Changes in operating assets and liabilities:
Accounts receivable	353	2,123
Other current assets	711	311
Accounts payable	(539)	(758)
Accrued compensation	(784)	378
Accrued professional fees	(1,041)	—
Other accrued liabilities	(1,006)	(189)
Deferred revenue	24,827	(1,873)
Accrued restructuring	(4,877)	—

Net cash used in operating activities	(2,977)	(35,049)

Investing activities
Capital expenditures	(586)	(3,545)
Business acquisition, net of cash acquired	—	53
Purchases of short-term investments	(72,144)	(34,342)
Sales and maturities of short-term investments	70,378	55,858
Purchases of long-term investments	—	(46,333)
Sales and maturities of long-term investments	—	24,226
Other noncurrent assets, net	721	(289)

Net cash used in investing activities	(1,631)	(4,372)

Financing activities
Payments of other long-term liabilities	—	(800)
Proceeds from issuance of common stock, net	—	19,963
Proceeds from exercise of stock options and warrants	1,341	947
Proceeds from purchases under employee stock purchase plan	30	365

Net cash provided by financing activities	1,371	20,475
Net increase (decrease) in cash and cash equivalents	(3,237)	(18,946)
Cash and cash equivalents at beginning of period	56,643	23,811

Cash and cash equivalents at end of period	$53,406	$4,865

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.    FINANCIAL INFORMATION

1.    ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared by InterTrust Technologies Corporation. (“InterTrust” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals and non-recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Non-recurring adjustments included $6.2 million and $1.9 million for restructuring charges recorded during the three month periods ended June 30, 2002 and March 31, 2002, respectively, and $2.1 million for a cumulative effect of change in accounting principle to record the impairment of goodwill during the six months ended June 30, 2002. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. The following table presents the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic and diluted net loss per share:
Numerator
Net loss before cumulative effect of change in accounting principle	$(13,612)	$(55,195)	$(26,036)	$(76,790)
Cumulative effect of change in accounting principle	—	—	(2,064)	—

Net loss	$(13,612)	$(55,195)	$(28,100)	$(76,790)

Denominator
Weighted average shares of common stock outstanding	96,301	93,877	96,040	92,755
Less weighted average shares subject to repurchase	(53)	(435)	(53)	(367)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	96,248	93,442	95,987	92,388

Basic and diluted net loss per share:
Net loss before cumulative effect of change in accounting principle	$(0.14)	$(0.59)	$(0.27)	$(0.83)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Net loss	$(0.14)	$(0.59)	$(0.29)	$(0.83)

InterTrust excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 14,314,000 and 16,269,000 for the three months ended June 30, 2002 and 2001, respectively, and 14,439,000 and 16,201,000 for the six months ended June 30, 2002 and 2001, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Goodwill and Certain Other Intangible Assets

Effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standard SFAS No. 141, “Accounting for Business Combinations” (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangible assets acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $834,000 of other intangible assets being subsumed into goodwill at January 1, 2002.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company adopted the provisions of Statement Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), and as a result, InterTrust ceased to amortize goodwill. In lieu of amortization, InterTrust is required to perform an initial impairment review of goodwill in 2002 and at least an annual impairment review thereafter.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The Company completed both steps of the transitional impairment test during the quarter ended June 30, 2002. The first step, required to be completed by June 30, 2002, screens for impairment. The Company determined that on January 1, 2000 the net book value of the Company was greater than the fair value of the Company, based on the Company’s quoted market value on January 1, 2002. As a result, the Company was required to complete the second step of the process, which measures the amount of the impairment.

The Company calculated the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the entity from the fair value of the Company, based on the Company’s quoted market value on January 1, 2002. Based on this analysis, the goodwill had no implied fair value, and the Company recorded an impairment loss of $2.1 million as of January 1, 2002. The Company recorded the loss as a cumulative effect of a change in accounting principle.

InterTrust’s management believes that on January 1, 2002, the Company had one operating segment that is its sole reporting unit; therefore, goodwill was tested for impairment at the entity level.

Because the cumulative effect of a change in accounting principle was recorded as of January 1, 2002, the Company’s results of operations for the three months ended March 31, 2002 have been restated as follows:

Three Months Ended March 31, 2002
Net loss as reported	$(13,444)
Cumulative effect of change in accounting principle	(2,064)

Net loss—restated	$(15,508)

Basic and diluted net loss per share as reported	$(0.13)
Cumulative effect of change in accounting principle	(0.02)

Basic and diluted net loss per share—restated	$(0.15)

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to prior periods is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(13,612)	$(55,195)	$(28,100)	$(76,790)
Goodwill amortization	—	2,363	—	4,556

Adjusted net loss	$(13,612)	$(52,832)	$(28,100)	$(72,234)

Basic and diluted loss per share:
Reported loss per share	$(0.14)	$(0.59)	$(0.29)	$(0.83)
Goodwill amortization	—	$0.03	—	0.05

Adjusted basic and diluted loss per share	$(0.14)	$(0.56)	$(0.29)	$(0.78)

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2001	2000	1999
Net loss as reported	$(115,458)	$(55,641)	$(28,605)
Amortization of indefinite lived intangible assets	(5,389)	(3,004)	—

Adjusted net loss	$(110,069)	$(52,637)	$(28,605)

Adjusted net loss per share	$(1.18)	$(0.63)	$(0.71)

As of June 30, 2002, the Company’s intangible assets consist entirely of outside patent costs, which are being amortized over the life of the patents, generally seventeen years.

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

Due to this workforce reduction and in an effort to reduce its operating expenses, InterTrust approved a plan to reduce its facilities. The plan included vacating five facilities, four of which were vacated by December 31, 2001. The remaining facility was vacated in April 2002. InterTrust recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligations for these facilities, net of anticipated sublease income. During the first quarter of 2002, InterTrust agreed to buyout the remaining lease obligation related to one of the Company’s Santa Clara facilities for $2.4 million, which was paid in March 2002. The leases related to the remaining facilities included in the Q4 2001 restructuring plan were bought out during June 2002. During the quarter ended June 30, 2002 InterTrust recorded an additional charge of $594,000 as an adjustment to the restructuring charge related to these leases.

Due to the workforce reduction and the vacated facilities, InterTrust also identified excess assets that had no future alternative use. These excess assets are computer equipment, furniture and fixtures, and leasehold improvements related to the vacated facilities. Any excess assets that are not included in sublease contracts will be sold to secondary market buyers or scrapped. InterTrust recorded a non-recurring charge for excess assets of $2.1 million in the quarter ended December 31, 2001 and recorded a $110,000 adjustment to this charge during the quarter ended March 31, 2002.

First Quarter 2002 Restructuring Program

On January 31, 2002, InterTrust approved a plan to further reduce its worldwide workforce. The reduction resulted in the decrease of 75 regular employees across all business functions and locations. All employees were notified prior to March 31, 2002. Of the 75 terminated employees, 64 left InterTrust by March 31, 2002 and the remaining 11 employees left at different dates during the second quarter of 2002. During the first quarter of 2002, InterTrust recorded a restructuring charge of approximately $1.8 million relating to severance payments and fringe benefit expenses and recorded a $198,000 adjustment to increase the total charge during the quarter ended June 30, 2002.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to this workforce reduction and in a further effort to reduce its operating expenses, InterTrust approved a plan to vacate the 11th floor of the Portland, Oregon office. InterTrust negotiated a buyout of the remaining lease obligation in April 2002 of the 11th and the 12th floors for $350,000 plus broker costs. The 12th floor, the only other floor occupied, was vacated in September 2001 and included in the December 31, 2001 restructuring accrual.

Second Quarter 2002 Restructuring Program

On May 9, 2002, InterTrust announced it had approved a plan to further reduce its worldwide workforce and narrow the focus of the Company to developing and licensing intellectual property (consisting of patents and reference technology) for DRM and trusted computing. In connection with this shift in business focus the Company ceased marketing and development of software and associated services. The plan resulted in the decrease of 71 regular employees across all business functions and locations. All these employees were terminated prior to June 30, 2002. During the second quarter of 2002, InterTrust recorded a restructuring charge of approximately $2.9 million relating to severance payments and fringe benefit expenses.

Due to the employee terminations and the shift in the focus of the Company, InterTrust also identified excess assets that had no future alternative use. These excess assets include computer equipment, furniture and fixtures, software, and prepaid licenses related to the old software products, which we have no requirement to support and are not being deployed commercially. Excess tangible assets will be sold to secondary market buyers or scrapped. InterTrust recorded a non-recurring charge for excess assets of $2.6 million in the quarter ended June 30, 2002.

A summary of restructuring and other charges during the quarters ended June 30, 2002 and March 31, 2002 are outlined as follows (in thousands):

Fourth Quarter 2001 Restructuring Program	Accrued Balance at December 31, 2001	Additions/ Adjustments	Expenditures		Accrued Balance at March 31, 2002	Additions/ Adjustments	Expenditures		Accrued Balance at June 30, 2002
			Cash	Non-Cash			Cash	Non-Cash
Severance	168	—	(168)	—	—	—	—	—	—
Vacated Facilities Costs	4,929	—	(2,895)	—	2,034	594	(2,618)	—	10
Asset Impairment	—	(110)		110	—	—	—	—	—

Total	5,097	(110)	(3,063)	110	2,034	594	(2,618)	—	10

First Quarter 2002 Restructuring Program	Accrued Balance at December 31, 2001	Additions/ Adjustments	Expenditures		Accrued Balance at March 31, 2002	Additions/ Adjustments	Expenditures		Accrued Balance at June 30, 2002
			Cash	Non-Cash			Cash	Non-Cash
Severance	—	1,815	(1,018)	—	797	198	(995)	—	—
Vacated Facilities Costs	—	203	(28)	—	175	—	(175)	—	—

Total	—	2,018	(1,046)	—	972	198	(1,170)	—	—

Second Quarter 2002 Restructuring Program	Accrued Balance at December 31, 2001	Additions/ Adjustments	Expenditures		Accrued Balance at March 31, 2002	Additions/ Adjustments	Expenditures		Accrued Balance at June 30, 2002
			Cash	Non-Cash			Cash	Non-Cash
Severance	—	—	—	—	—	2,864	(2,654)	—	210
Asset Impairment	—	—	—	—	—	2,591	—	(2,591)	—

Total	—	—	—	—	—	5,455	(2,654)	(2,591)	210

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

In October 1999 InterTrust acquired audio decoding and rendering technology, related assets, and received a license to video technology in exchange for 170,000 shares of InterTrust’s common stock and $100,000 in cash. The purchase price was valued at $1.4 million and was capitalized as purchased technology. InterTrust has been amortizing the value of the technology acquired over its estimated useful life of four years on a straight-line basis.

During the quarter ended June 30, 2002, due to the Company’s decision to shift its focus toward developing and licensing intellectual property, the Company determined that such technology would not be utilized or marketed and that the asset value had been impaired. Therefore, the Company recorded an impairment charge of $642,000 during the quarter ended June 30, 2002.

4.    DEFERRED REVENUE

The Company completed its first patent license under its narrowed business focus with Sony Corporation in May 2002 and received an upfront license fee of $28.5 million, less Japanese withholding taxes of 10%, in June 2002. The license agreement provides that if Sony, or a company with which Sony has a patent cross-license agreement of a scope specified in the Sony agreement, acquires InterTrust in a manner set forth in the Sony agreement within six months from the license date, the agreement will terminate and $20 million of the upfront fee will be refunded. As a result InterTrust determined that $20 million of the license fee should be deferred until November 20, 2002, the date that the six-month period lapses. Subsequent to the execution of the patent license agreement, InterTrust began discussions with Sony regarding an additional license of its software. As these two agreements are being negotiated within a short period of time, InterTrust concluded that until it either executes the additional software license agreement or terminates its discussions with Sony regarding a software license agreement, the fees received from Sony under the patent license agreement do not meet the fixed or determinable fee criteria required for revenue recognition. Accordingly, the $8.5 million of revenue received from Sony that is not subject to any refund has also been recorded to deferred revenue as of June 30, 2002.

Withholding taxes of $2.9 million were paid in full to the Japanese government as a result of the upfront license payment from Sony in the quarter ended June 30, 2002. If InterTrust is required to repay a portion of the upfront license payment to Sony, it is unlikely that the Japanese government will refund any of the taxes withheld. Therefore, the full amount of the taxes paid has been expensed in the quarter. The charge was recorded as a provision for foreign taxes.

The remaining $3.7 million balance in deferred revenue relates to previous Rights|System and Commerce licenses. InterTrust is amortizing the revenue based on the terms of the license agreements. If the licenses are terminated, the deferred revenue may be recognized as other income depending on the terms of the termination agreement.

5.    OTHER COMPREHENSIVE (LOSS) INCOME

Total other comprehensive (loss) income was $97,000 and $269,000 for the three months ended June 30, 2002 and 2001, respectively, and $(453,000) and $437,000 for the six months ended June 30, 2002 and 2001, respectively, and is comprised entirely of unrealized (losses) gains from marketable securities.

6.    STOCK OPTION EXCHANGE PROGRAM

On May 24, 2001, InterTrust announced a voluntary stock option exchange program for its employees. Under the program, the employees were given the opportunity to cancel outstanding stock options previously

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date of June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. On January 2, 2002 InterTrust granted 2,229,214 shares to participating employees still employed by InterTrust at an exercise price of $1.22 per share. The exercise price of these new options was equal to the fair market value of InterTrust’s common stock on the date of grant. Such new options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the board of directors, officers and senior executives were not eligible to participate in this program.

7.    LEGAL PROCEEDINGS

Microsoft

On April 26, 2001, InterTrust filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes one of its United States patents. Through subsequent motions and additional complaints, the lawsuit now encompasses numerous additional InterTrust United States patents. Microsoft has denied all the allegations asserted in the proceedings. In addition, Microsoft has asserted a counterclaim that InterTrust infringes certain Microsoft United States Patents. These Microsoft patents relate to the downloading of software and InterTrust does not believe that these patents are significant to InterTrust’s business.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents and infringement contentions. InterTrust believes there will likely be a Markman hearing on at least a portion of the patents in dispute in the first two quarters of 2003, but this timing may be delayed.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting future uncertainty. There is no assurance that InterTrust will be successful in this lawsuit against Microsoft. The claims under one or more of InterTrust’s patents might be narrowed or one or more of the patents might by found to be invalid. An unfavorable result, whether interim or final, would have a significant adverse affect on InterTrust’s results of operations by reducing the value of InterTrust’s intellectual property.

Class Action Litigation

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. InterTrust believes that the allegations against it are wholly without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EquiServe

On December 17, 2001 and July 25, 2002 respectively, Equiserve Limited Partnership (“Equiserve”) and Citibank, N.A. (“Citibank”) sued InterTrust in the United States District Court for the Southern District of New York, thus bringing InterTrust (as a third-party defendant) into a pending case between plaintiff Fabrizio Caffarelli et al. and defendants Citibank and Equiserve. In the original case, the Caffarelli plaintiffs are seeking approximately $13 million in damages arising out of Citibank’s and Equiserve’s alleged two month delay in removing the restrictive legends from the Caffarelli plaintiff’s stock certificates. In the new case, Equiserve and Citibank have alleged that InterTrust negligently failed to timely deliver an opinion of counsel letter to Equiserve that was necessary for Equiserve to remove the restrictive legends from the Caffarelli plaintiff’s stock certificates. As a result, Equiserve and Citibank have alleged that, to the extent Equiserve and Citibank are held liable for any damages to the Caffarelli plaintiffs in the original case, InterTrust is liable to Equiserve and Citibank for such damages. InterTrust has reviewed copies of the complaints and has conducted a preliminary factual analysis. Based on this review and analysis, InterTrust believes that there was no delay on InterTrust’s part in rendering the opinion of counsel letters. Accordingly, the Company believes that the allegations against it are wholly without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

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

Overview

We develop and license intellectual property consisting of patents and reference technology for Digital Rights Management, or DRM, and trusted computing. We hold 25 United States patents and have approximately 90 patent applications pending worldwide. We believe our patent portfolio covers software and hardware techniques that can be implemented in a broad range of products that use DRM and trusted computing technology, including computer operating systems, digital media platforms, web services, and enterprise infrastructure. As of June 30, 2002 we had 39 employees focusing on developing, protecting, and licensing our intellectual property.

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

On May 9, 2002, we announced that we would narrow our business focus to licensing intellectual property. On May 23, 2002 we announced the completion of our first patent license under our narrowed focus, a global agreement with Sony Corporation. The agreement will allow Sony to use our patents in products and services that distribute consumer media content. Under the agreement, Sony paid us an initial licensing fee of $28.5 million, less 10% Japanese withholding tax, in June 2002. In addition, we are also entitled, under the agreement, to receive ongoing royalty fees with respect to future product-related services and content sales in the consumer media market that involve our patents related to DRM. We intend to license, as appropriate, our patent rights and technology to other customers who wish to develop products and services that employ DRM and trusted computing technologies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and contingencies. We base our estimates on historical experience and on various other market specific assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of our revenue to date have been generated from complex software licensing arrangements, which include elements such as software support, consulting services, clearinghouse services, rights to new releases and upgrades and other future obligations. These arrangements often require revenue recognition judgments particularly in the areas of delivery of specific product functionality and collectibility of license and other fees. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. The accounting for terminated license agreements also requires judgment to determine whether the deferred revenue balance as of the date of termination should be recorded to other income or recognized as revenue.

We completed our first patent license under our narrowed business focus with Sony Corporation in May 2002 and received an upfront license fee of $28.5 million, less foreign withholding taxes of 10%, in June 2002. The license agreement provides that if Sony, or a company with which Sony has a patent cross-license agreement of a scope specified in the Sony agreement, acquires InterTrust in a manner set forth in the agreement within six months from the license date, the agreement will terminate and $20 million of the upfront fee will be refunded. As a result we determined that $20 million of the license fee should be deferred until November 20, 2002, the date that the six-month period lapses. Subsequent to the execution of the patent license agreement, we began discussions with Sony regarding the potential additional license of our software. As these two agreements are being negotiated within a short period of time, we concluded that until we either execute the additional software license agreement or terminate our discussions with Sony regarding such an agreement, the fees received from Sony under the patent license agreement do not meet the fixed or determinable fee criteria required for revenue recognition. Accordingly, the $8.5 million of revenue received from Sony that is not subject to any refund has also been recorded to deferred revenue as of June 30, 2002.

Estimating Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated reserves are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. At June 30, 2002, we had no accounts receivable and therefore no reserves.

Impairment of Goodwill and Other Intangible Assets

We periodically review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121.

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

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technology assets, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

On January 1, 2002, the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) became effective. In compliance with this new standard, pursuant to the transitional impairment test, we completed adoption of SFAS 142 during the quarter ended June 30, 2002. As a result, we recorded an impairment charge of $2.1 million as of January 1, 2002. This charge is shown as a cumulative effect of change in accounting principle on the statement of operations for the six months ended June 30, 2002.

Results of Operations

Revenues

Total revenues decreased to $327,000 in the three months ended June 30, 2002 from approximately $2.2 million in the comparable period of 2001, and decreased to approximately $1.0 million in the six months ended June 30, 2002 from approximately $2.9 million in the comparable period of 2001.

License revenues were $308,000, or 94% of total revenues, for the three months ended June 30, 2002, as compared to $1.6 million, or 70% or total revenues, in the three months ended June 30, 2001, and primarily represent the amortization of deferred license fees. License revenues for the six months ended June 30, 2002 were $895,000, down from $2.9 million for the six months ended June 30, 2001. The decrease for both the three and six month periods was due to the expiration or termination of several agreements during 2001 and 2002, while revenue from new license agreements decreased as we transitioned from our Commerce product suite to the Rights|System product suite. We signed only one Rights|System license during the first half of 2002, and on May 9, 2002 we announced that we were shifting our strategic focus from selling software products to licensing our intellectual property. Licenses of our Commerce software generally required a payment of an initial license fee, and the fee was recognized on a subscription basis over the period of obligation if future upgrades and new releases were included in the license agreement. Upon termination of licenses, we cease amortization of the deferred revenue related to the license and recognize the remaining deferred revenue as revenue or other income depending upon the terms of the termination agreement.

Revenue from software support and training decreased to $10,000 in the three months ended June 30, 2002 from $428,000 in the three months ended June 30, 2001. For the six months ended June 30, 2002, support and training revenues were $105,000, down from $1.2 million in the six months ended June 30, 2001. The decrease for both the three and six month periods was due to the expiration of a number of customer support agreements during 2001 and 2002. As the majority of our support revenue related to the Commerce Products, the transition to Rights|System also negatively impacted support revenue. We do not expect material software support and training revenue in the future due to our shift in strategic focus announced in May 2002.

Services revenues decreased to $9,000 for the three months ended June 30, 2002 from $239,000 in the three months ended June 30, 2001. For the six months ended June 30, 2002, services revenues were $33,000, down from $515,000 in the six months ended June 30, 2001. Services revenue represents monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. The decrease in services revenue was due to the discontinuation of TrustNet clearinghouse services, a decrease in the number of consulting projects, and our move away from software licensing. Due to our shift in focus announced in May 2002, we do not expect material services revenue in the near future.

Cost of Revenues

Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was approximately $10,000 during the three months ended June 30, 2002 and approximately $90,000 in the three months ended June 30, 2001. For the six months ended June 30, 2002, cost of license revenue was $21,000, down from $227,000 in the six months ended June 30, 2001. Due to our announced focus toward licensing of patents, we expect to record only the amortization of outside patent costs as “cost of revenues” in future statements of operations.

Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. There were no software support and training costs for the three months ended June 30, 2002 compared to $480,000 for the three ended June 30, 2001, and there were no software support and training costs for the six months ended June 30, 2002 compared to $926,000 for the six ended June 30, 2001. The decrease in the cost of software support and training is due to significantly lower software support revenue and because we do not have a need for full-time support personnel, but use research and development resources on an as-needed basis.

Cost of services consists primarily of the outside services, personnel as needed, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of services were approximately $251,000 for the three months ended June 30, 2002, and approximately $1.6 million for the three months ended June 30, 2001, costs of services were approximately $819,000 for the six months ended June 30, 2002, and approximately $3.5 million for the six months ended June 30, 2001. This decrease is primarily attributable to the termination of our TrustNet Clearinghouse and consulting services and related decreases in headcount. We do not expect any costs of services in the near future.

Cost of hardware was zero for the three months ended June 30, 2002 and $423,000 for the three months ended June 30, 2001, and cost of hardware was zero for the six months ended June 30, 2002 and $840,000 for the six months ended June 30, 2001. The costs in 2001 were related to the purchase of chips from a third party and the cost of customization of and transport of such chips. We ceased customizing and selling chips during 2001, and do not expect to incur costs related to chips in future periods.

Research and Development

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in product development. Research and development expenses are expensed to operations as incurred. Research and development expenses were approximately $3.2 million for the three months ended June 30, 2002 and approximately $9.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were $8.2 million, compared with $18.8 million for the six months ended June 30, 2001. The decrease was primarily attributable to decreases in personnel costs, facilities costs, and consultant services in both product research and development. We anticipate research and development expenses will decrease in the future due to our shift in focus and related workforce reductions.

Sales and Marketing

Sales and marketing expenses consist of salaries and related expenses for personnel engaged in sales and marketing, public relations expenses, and other marketing expenses. Sales and marketing expenses decreased to $463,000 from $5.5 million for the three months ended June 30, 2002 and 2001, respectively and to $930,000 from $13.3 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to compensation cost reductions related to our headcount reductions, and also due to lower consulting expenses, facilities costs, promotional costs, and travel costs. We anticipate sales and marketing expenses will decrease further in the future due to work force reductions consummated in the six months ended June 30, 2002.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting, administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses decreased to approximately $3.6 million for the three months ended June 30, 2002 from approximately $4.7 million for the three months ended June 30, 2001. The decrease for the three-month period is due primarily to lower administrative personnel costs and decreased facility costs due to previous restructurings and a decrease in bad debt expense of $1.5 million. During the three months ended June 30, 2002, we recorded a credit to general and administrative expenses totalling $657,000 to reflect the collection of previously written-off accounts receivable. We also incurred approximately $1.0 million in litigation costs related to the Microsoft lawsuit during the three months ended June 30, 2002. For the six months ended June 30, 2002, general and administrative expenses were $9.7 million compared with $9.0 million for the six months ended June 30, 2001. The increase is primarily related to higher costs in connection with our litigation with Microsoft, which were approximately $3.0 million in the six months ended June 30, 2002, and included a decrease in bad debt expense of $2.3 million. We expect general and administrative expenses to decrease in the future due to workforce reductions consummated in the six months ended June 30, 2002.

Amortization of Goodwill and Other Intangible Assets

There was no amortization of goodwill and other intangible assets for the three and six months ended June 30, 2002 compared to $2.4 million and $4.6 million for the three and six months ended June 30, 2001, respectively. The amortization of goodwill and other intangible assets in 2001 was related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. Beginning January 1, 2002, in accordance with SFAS 142, we no longer amortize purchased goodwill and indefinite-lived intangibles, but instead we will test for impairment at least annually. During the quarter ended June 30, 2002, we completed the adoption of SFAS 142. In compliance with the new standard pursuant to the transitional impairment test, we recorded a goodwill impairment charge of $2.1 million as of January 1, 2002. This charge is shown as a cumulative effect of change in accounting principle on the statement of operations for the six months ended June 30, 2002.

Impairment of Goodwill and Other Intangible Assets

In October 1999 we acquired audio decoding and rendering technology, related assets, and received a license to video technology in exchange for 170,000 shares of our common stock and $100,000 in cash. The purchase price was valued at $1.4 million and was capitalized as purchased technology. We have been amortizing the value of the technology acquired over its estimated useful life of four years on a straight-line basis.

During the quarter ended June 30, 2002, due to our decision to narrow our focus toward developing and licensing intellectual property, we determined that such technology value had been impaired. Therefore, the Company recorded an impairment charge of $642,000 during the quarter ended June 30, 2002.

Restructuring Costs

First Quarter 2002 Restructuring Program

On January 31, 2002, we approved a plan to further reduce our worldwide workforce. The reduction resulted in the decrease of 75 regular employees across all business functions and operating units. All employees were notified prior to March 31, 2002, and all employees have left InterTrust by June 30, 2002. During the first quarter of 2002, we recorded a restructuring charge of approximately $1.8 million relating to severance payments and fringe benefit expenses and recorded a $198,000 adjustment to increase the total charge during the second quarter of 2002.

Due to this workforce reduction and in an effort to further reduce its operating expenses, we approved a plan to vacate the 11th floor of the Portland, Oregon office. We negotiated a buyout of the remaining lease obligation in April 2002 of the 11th and the 12th floors for $350,000 plus broker costs, and recorded a $175,000 charge during the first quarter of 2002.

Due to these reductions, we expect to save approximately $9.0 million annually in salary and facility related expenses pursuant to our first quarter restructuring program.

Second Quarter 2002 Restructuring Program

On May 9, 2002 we announced we had approved a plan to further reduce our worldwide workforce and shift our focus to developing and licensing intellectual property for DRM and trusted computing. In connection with this shift in business focus the Company ceased marketing and development of software and associated services. The plan resulted in the decrease of 71 regular employees across all business functions and locations. All employees were terminated prior to June 30, 2002. During the second quarter of 2002, we recorded a restructuring charge of approximately $2.9 million relating to severance payments and fringe benefit expenses.

Due to the employee terminations and the change in our focus, we also identified excess assets that had no future alternative use. These excess assets include computer equipment, furniture and fixtures, software, and prepaid licenses related to the old software products, which we no longer support and are not being deployed commercially. Excess tangible assets will be sold to secondary market buyers or scrapped. We recorded a non-recurring charge for excess assets of $2.6 million in the quarter ended June 30, 2002.

Due to these reductions, we expect to save approximately $10.0 million annually in salary and asset related expenses pursuant to our second quarter restructuring program.

Interest and Other Income, net

Interest and other income consists of interest earned on cash and cash equivalents, and short-term investments and cancellation fees resulting from terminated licenses. Interest and other income increased to $3.3 million during the three months ended June 30, 2002 from $2.1 million in the comparable period in 2001, and decreased to $4.2 million during the three months ended June 30, 2002 from $4.9 million in the comparable period in 2001. During the three months ended June 30, 2002 we recognized $2.7 million of other income related to the termination of the Mitsubishi Commerce license. This balance was previously recorded as deferred revenue. This increase was offset by a decrease in interest income, which is due to lower cash and investment balances in the current period and lower interest rates on securities.

Provision for Foreign Taxes

Withholding taxes of $2.9 million were paid in full to the Japanese government as a result of the upfront license payment from Sony in the quarter ended June 30, 2002. If we are required to repay a portion of the upfront license payment to Sony, it is unlikely that the Japanese government will refund any of the taxes withheld. Therefore, the full amount of the taxes paid has been expensed in the quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable and restricted investments totaled $126.3 million at June 30, 2002, a decrease of $1.3 million from December 31, 2001.

Net cash used in operating activities totaled $3.0 million in the six months ended March 31, 2002. The cash used in the period is largely attributable to the net loss of $28.1 million, which included an increase in deferred revenue of $24.8 million due to the receipt of the upfront license fee of $25.6 million from Sony Corporation.

The net loss was partially offset by various non-cash charges such as depreciation and amortization of property and equipment of $1.9 million, stock related compensation of $488,000, non-cash restructuring charges of $2.5 million and the cumulative effect of change in accounting principle of $2.1 million. Cash used in operating activities also reflects the payment of restructuring liabilities of $4.9 million and accrued liabilities of $2.8 million.

Net cash used in investing activities totaled $1.6 million in the six months ended June 30, 2002. The primary uses were net investment activity of $1.7 million and capital expenditures totaling $586,000 principally comprised of computer equipment, offset by a reduction is other non-current assets of $721,000. The reduction in non-current assets is mainly the result of returned deposits from lease terminations and other settled obligations.

Net cash provided by financing activities was $1.4 million in the six months ended June 30, 2002, primarily due to cash generated from the exercise of employee stock options.

At June 30, 2002, our principal source of liquidity was $126.3 million in cash and cash equivalents and marketable investments. Our existing cash and cash equivalents and marketable and restricted investments may decline during the remainder of 2002 due to further weakening of the economy and net losses. However, we believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures, meet capital requirements, or take advantage of future business opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

On May 9, 2002, we announced that due to lack of demand for our Rights|System product, we were narrowing our business focus to developing and licensing intellectual property consisting of patents and reference technology. This narrowed business focus is in transition and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

Our narrowed business focus is unproven and evolving and may not generate sufficient revenue for us to be successful. The volume of products and services distributed using DRM and trusted computing technology has been and may continue to be small, which may affect our ability to license our intellectual property. We discontinued marketing our Commerce and, more recently, Right|System product suites due to lack of demand. Therefore, our future revenue and the success of our business depends entirely upon our ability to license our intellectual property consisting of patents and reference technology.

On May 23, 2002, we announced completion of our first license under our narrowed business focus—a global patent licensing agreement with Sony Corporation. We have not completed any other licenses under our narrowed business focus, making it difficult to predict whether we will succeed in completing any further patent licenses, and if we are successful, the amount of revenue we will generate and when we will be able to recognize revenue from these licenses.

We need to license our intellectual property to a sufficient number of companies to sustain and grow our business.

We will not generate sufficient revenue to grow our business unless we license our intellectual property to a sufficient number of companies. At June 30, 2002 we had completed only one patent license, and may not in the future be able to attract a sufficient number of additional companies to license our intellectual property. Our ability to attract new licensees will depend on a variety of factors, including the following:

•	the growth in demand for DRM and trusted computing technologies;

•	third party deployment of products and services incorporating DRM or other trusted computing technologies;

•	the utility of our reference technology;

•	our ability to identify how our patents apply to specific DRM and trusted computing products and services;

•	our ability to market our intellectual property to potential customers;

•	the outcome of our litigation against Microsoft and any other litigation or other proceeding that could affect our intellectual property; and

•	the outcome of our on-going patent prosecution efforts as well as our successful prosecution of new patents based both on existing and future specifications.

For the foreseeable future, we may not enter into transactions resulting in sufficient upfront licensing fees or royalties to sustain and grow our business.

We may not enter into transactions resulting in sufficient upfront licensing fees and ongoing royalties to sustain or grow our business. We may not be successful in entering into any further licensing transactions involving upfront license fees. In addition, royalties based on our future licensees’ deployment of DRM and trusted computing products and services are difficult to predict because the certainty and timing of that deployment is difficult to predict. For example, under our license agreement with Sony Corporation, our only existing patent licensee, we will not receive any ongoing royalties if Sony Corporation is not successful in developing DRM products and services that are commercially accepted by consumers.

The long and complex process of licensing intellectual property could delay the deployment of our intellectual property and harm our business.

Our narrowed business focus has only recently been implemented, and we have only completed one patent licensing transaction under this narrowed focus. The process of licensing our intellectual property, which is essential to our success, could be long and complex. We do not know the length of the future sales cycle relating to licensing our intellectual property. As a result it is difficult for us to predict when any further intellectual property licenses will be completed, if at all. Initial license fees could be delayed or not realized, and our future revenue and operating results could be impaired. Before committing to license our patents or technology, our potential licensees are likely to consider a wide range of issues including the strength of our patent portfolio, potential outcomes of the Microsoft litigation and price.

If we are successful in licensing our intellectual property, our licensees may need to develop and distribute products and services that use our intellectual property. There could be significant delays between licensing and our licensees’ commercial deployment of products and services, which in part could delay our ability to recognize revenue from our licenses.

Our success depends upon the use of our intellectual property by potential licensees in DRM and trusted computing products and services. Our current licensee, and any future licensees, may undertake a lengthy process of integrating our intellectual property into their existing products and services or developing new products and services that use our intellectual property. This integration could delay the deployment of DRM or trusted computing products and services. Depending on the terms of any future licenses, we may not be able to recognize revenue based on our future licensee’s products and services until a future licensee deploys DRM products or services commercially.

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

Our operating results could vary significantly from period to period because of lengthy time periods between licenses of our intellectual property and the possibility that significant portions of revenue associated with any such future licenses may be recognized over relatively short time periods. In addition, in the past our operating results have varied from period to period and, in some future quarter or quarters, will likely fall below the expectations of analysts or investors, causing the market price of our common stock to decline. Our quarterly operating results may fail to meet these expectations for a number of reasons, including:

•	a lack of demand for licenses to our intellectual property;

•	the inability of licensees to develop complete commercial systems using our intellectual property, or delays or deferrals in commercialization by licensees;

•	the failure of licensees to successfully deploy commercial systems using our intellectual property;

•	our inability to effectively enforce or otherwise protect our patent assets or adverse rulings in litigation relating to our patents;

•	a decline in the demand for digital goods and services or trusted computing infrastructure;

•	future restructuring costs;

•
higher than expected operating expenses, including expenses related to the patent infringement litigation we initiated against Microsoft or additional or higher than expected operating expenses resulting from patent infringement litigation against one or more other companies;

•	customer budget cycles and changes in these budget cycles, including the reduction of spending due to macroeconomic conditions; and

•	impairment charges recorded to reduce goodwill and other intangible assets associated with our future acquisitions to their estimated fair values.

We have a history of losses.

Our failure to increase revenues significantly would seriously harm our business. We no longer license our Commerce software or our Rights|System products and our revenues have decreased in each of the last five quarters. We intend to derive our revenues from licenses of our intellectual property, consisting of patents and reference technology. To date, we have not completed any reference technology licenses and we have only completed one patent license under our narrowed focus. We have experienced operating losses in each quarterly and annual period since inception. Although, based on our current knowledge, we expect to be profitable in the quarters ending September 30, 2002 and December 31, 2002 based on the Sony transaction, we would incur losses in future periods after these quarters if we do not complete additional licenses of our patents and technology. We incurred net losses of $13.6 million and $12.4 million for the quarters ended June 30 and March 31, 2002, respectively, $115.5 million for the year ended December 31, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year-ended December 31, 1999. We expect to incur significant expenses related to the patent litigation against Microsoft and we may incur significant expenses related to other litigation. As a result of these expenses, we must continue to enter into licensing transactions to increase our revenues in order to avoid incurring additional losses in the future.

Protection of our intellectual property may be limited and efforts to protect our intellectual property may be inadequate, time consuming, and expensive.

Our success is substantially dependent on our intellectual property, which we attempt to protect through a combination of patent, copyright, trade secret, and trademark laws, as well as confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Also, our competitors may design around our patents or our other intellectual property.

Our patent applications or trademark registrations may not be approved. Moreover, even if approved, the resulting patents or trademarks may not provide us with any competitive position or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. Any litigation surrounding our rights could force us to use important financial and other resources. In addition, the laws of many countries do not protect our proprietary rights as well as the laws of the United States.

On April 26, 2001, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes one of our United States patents. Through subsequent motions and additional complaints, the lawsuit now encompasses numerous additional United States patents. Microsoft has denied all the allegations asserted in the proceedings. In addition, Microsoft has asserted a counterclaim that we infringe certain Microsoft United States Patents. These Microsoft patents relate to the downloading of software and we do not believe that these patents are significant to our business.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and our management’s attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents and infringement contentions. We believe there will likely be a Markman hearing on at least a portion of the patents under dispute starting in the first two quarters of 2003, but this timing may be delayed.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting further uncertainty. There is no assurance that we will be successful in this lawsuit against Microsoft. The claims under one or more of our patents might be narrowed or one or more of the patents might be found to be invalid. An overall unfavorable result would have a significant adverse affect on our results of operations by potentially reducing the value of our intellectual property.

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

Our markets are new, rapidly evolving, and highly competitive. Competition is very strong and we expect this competition to persist and intensify in the future. If we fail to build our competitive position, our revenues will grow more slowly than anticipated or not at all, and we may be unable to build sufficient market share. These competitors could include Microsoft, Real Networks, IBM and Matsushita.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our potential licensees.

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

Any acquisition or joint venture may cause our financial results to suffer as a result of these and other risks.

Our licensees and we may be found to infringe proprietary rights of others, resulting in litigation, redesign expenses, or costly licenses.

Digital rights management and trusted computing are emerging fields in which our competitors and other parties may obtain patents or other proprietary rights that would prevent, limit or interfere with our and our licensees’ ability to make, use, or sell products. Furthermore, companies are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Our licensees and we could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating, recommending, or using products, technology or services that incorporate the infringed intellectual property;

•	obtain a license from the holder of the infringed intellectual property right;

•	redesign products, technology or services to avoid infringement; or

•	cross-license our patents with the party alleging infringement.

In the past, we have received notices alleging potential infringement.

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

Failure to appropriately manage the sizing of our organization could seriously harm our business and operating results.

Any failure to manage the sizing of our organization effectively could seriously harm our business and operating results. As of June 30, 2002, our headcount was reduced to 39 full-time employees. Our headcount had been reduced from a high of 358 in February 2001 and from approximately 116 as of March 31, 2002. These reductions in our workforce may negatively affect morale and result in qualified employees leaving.

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

We are subject to litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1—“Legal Proceedings” of our Report on Form 10-K for the year ended December 31, 2001. We are also a third-party defendant to the pending lawsuit between plaintiff Fabrizio Caffarelli et. al. and defendants Citibank, N.A. and Equiserve Limited Partnership described in Part II, Item 1—“Legal Proceedings” of our Report on Form 10-K for the year ended December 31, 2001. The defense of such litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

In addition, we have implemented a stockholders’ rights plan. Under the plan, rights were distributed as a dividend at the rate of one right for each share of InterTrust common stock held by stockholders of record as of the close of business on June 28, 2001. The plan is designed to protect stockholders in the event of an unsolicited attempt to acquire InterTrust and could make it more difficult for a third party to acquire us, even if such an acquisition would be beneficial to our stockholders.

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

Industry-Related Risks

We may not receive sufficient revenues to be successful and our stock price may decline if use of the Internet or other digital network for commercial distribution of digital content is not widely accepted.

Acceptance and use of DRM and trusted computing technologies for digital commerce may not develop at a rapid rate, and a sufficiently broad base of customers may not adopt, and continue to use, the Internet and other online services as a medium for digital commerce. Because digital commerce will drive demand for our technology and demand for licensing our patents, if digital commerce is not accepted for any reason, our revenues would not grow sufficiently and our business and operating results would be significantly harmed.

We depend on the widespread acceptance of digital commerce over the Internet, through wireless and cable networks, and other means. These methods for distribution of digital information may not be commercially accepted for a number of reasons, including:

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

The United States and various foreign governments generally restrict exports of software products utilizing encryption technology. Although we have obtained approval to export our reference technology, changes in export laws and regulations may impose restrictions that affect our ability to distribute reference technology internationally, limiting our ability to gain revenue and grow our business.

It is also possible that Congress or individual states could enact laws that limit or change the protection or enforcement of intellectual property.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk.

We intend to license our intellectual property to partners throughout the world. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At June 30, 2002 and December 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings.

Microsoft

On April 26, 2001, InterTrust filed a lawsuit against Microsoft Corporation in the United States District Court for the Northern District of California alleging that certain Microsoft technology infringes one of its United States patents. Through subsequent motions and additional complaints, the lawsuit now encompasses numerous additional InterTrust United States patents. Microsoft has denied all the allegations asserted in the proceedings. In addition, Microsoft has asserted a counterclaim that InterTrust infringes certain Microsoft United States Patents. These Microsoft patents relate to the downloading of software and InterTrust does not believe that these patents are significant to InterTrust’s business.

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents and infringement contentions. InterTrust believes there will likely be a Markman hearing on at least a portion of the patents under dispute in the first two quarters of 2003, but this timing may be delayed.

Litigation is subject to inherent uncertainties. In addition, cases such as this are likely to involve issues of law that are evolving, presenting future uncertainty. There is no assurance that InterTrust will be successful in this lawsuit against Microsoft. The claims under one or more of InterTrust’s patents might be narrowed or one or more of the patents might by found to be invalid. An unfavorable result, whether interim or final, would have a significant adverse affect on InterTrust’s results of operations by potentially reducing the value of our intellectual property.

Class Action Litigation

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 through May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. InterTrust believes that the allegations against it are wholly without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

Equiserve

On December 17, 2001 and July 25, 2002, respectively, Equiserve Limited Partnership (“Equiserve”) and Citibank, N.A. (“Citibank”) sued InterTrust in the United States District Court for the Southern District of New York, thus bringing InterTrust (as a third-party defendant) into a pending case between plaintiff Fabrizio Caffarelli et al. and defendants Citibank. and Equiserve. In the original case, the Caffarelli plaintiffs are seeking approximately $13 million in damages arising out of Citibank’s and Equiserve’s alleged two month delay in removing the restrictive legends from the Caffarelli plaintiff’s stock certificates. In the new case, Equiserve and Citibank have alleged that InterTrust negligently failed to timely deliver an opinion of counsel letter to Equiserve that was necessary for Equiserve to remove the restrictive legends from the Caffarelli plaintiff’s stock certificates. As a result, Equiserve and Citibank have alleged that, to the extent Equiserve and Citibank are held liable for any damages to the Caffarelli plaintiffs in the original case, InterTrust is liable to Equiserve and

Citibank for such damages. InterTrust has reviewed copies of the complaints and has conducted a preliminary factual analysis. Based on this review and analysis, InterTrust believes that there was no delay on InterTrust’s part in rendering the opinion of counsel letters. Accordingly, the Company believes that the allegations against it are wholly without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

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

The net proceeds were used for working capital and general corporate purposes. The remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at June 30, 2002.

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

Exhibit No.		Description

3.2	***	Amended and Restated Bylaws of the Registrant.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	*	Form of Registrant’s Common Stock certificate.

4.3	*	Form of Registration Rights under select Convertible Promissory Notes.

4.4	*	Form of Registration Rights under select Class A Common Stock Purchase Agreements.

4.5	*	Form of Series A Preferred Stock Registration Rights.

4.6	*	Form of Series B, C, D and E Preferred Stock Registration Rights.

4.7	*	Form of Registration Rights found in a Class B Non-Voting Common Stock Warrant.

4.8
Stockholder Rights Agreement, by and between the Registrant and Nokia Finance International, B.V., dated January 31, 2000—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 20, 2001.

4.9		Rights Agreement dated June 8, 2001—incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 27, 2001.

10.1	*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10.2	*	1999 Equity Incentive Plan and forms of agreements thereunder.

10.3	*	1999 Employee Stock Purchase Plan.

10.4	*	1999 Non-Employee Directors Option Plan.

10.5
Lease between Mission West Properties, L.P. and the Registrant dated July 21, 1999—incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.6	†
Technology Development, Marketing, and License Agreement by and between the Registrant and National Westminster Bank PLC dated August 18, 1998—incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.7	†
Technology Development and License Agreement by and between the Registrant and Universal Music Group, Inc. dated April 13, 1999—incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.8	†
Technology Development and License Agreement by and between the Registrant and Upgrade Corporation of America dated August 7, 1996—incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).

10.9	†
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

Exhibit No.		Description
10.19	**	Building Lease Agreement by and between First State Realty of America, Inc. and the Registrant dated January 24, 2000.

10.20	***	Employment Agreement by and between the Company and David Ludvigson dated August 4, 2000.

10.21	****	2000 Supplemental Option Plan.

10.22	****	Full-Recourse Promissory Note dated December 7, 2000 from Bruce Fredrickson to the Company.

10.23
Acceleration of Stock Option Vesting Agreement by and between the Company and David Lockwood dated September 25, 2001—Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 14, 2001.

10.24		Employment Agreement by and between the Company and David Lockwood dated September 25, 2001, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on April 1, 2002.

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Lockwood.

99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Greg Wood.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-1 (File No. 333-84033).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement Form S-1 (File No. 333-32484).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Form 10-K for the year ended December 31, 2000.
†	Confidential treatment requested.

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

INTERTRUST TECHNOLOGIES CORPORATION

By:	/s/ DAVID LOCKWOOD
David Lockwood
Executive Vice Chairman of the Board
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ GREGORY S. WOOD
Gregory S. Wood
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2002