Form 10-Q
period 2002-09-30
INTERTRUST TECHNOLOGIES CORP
filed 2002-11-14
CIK 1089717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2002 was 98,230,035.

INTERTRUST TECHNOLOGIES CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INTERTRUST TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,286	$56,643
Short-term investments	60,604	70,058
Accounts receivable, net of allowance of $186,000 in 2001	—	353
Other current assets	632	1,702

Total current assets	125,522	128,756
Property and equipment, net	3,928	8,071
Restricted long-term investment	—	945
Goodwill and other intangible assets, net	2,060	4,849
Other assets	326	1,972

	$131,836	$144,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639	$783
Accrued compensation	713	1,556
Accrued professional fees	400	1,355
Accrued restructuring—current portion	269	2,259
Other accrued liabilities	2,320	3,797
Deferred revenue	20,971	1,615

Total current liabilities	25,312	11,365
Deferred revenue—long-term portion	2,120	5,779
Accrued restructuring costs—long-term portion	—	2,838

	27,432	19,982
Commitments

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 authorized 98,230,035 and 95,289,605 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	98	95
Additional paid-in capital	372,685	370,118
Deferred stock compensation	(102)	(846)
Accumulated other comprehensive income	21	408
Accumulated deficit	(268,298)	(245,164)

Total stockholders’ equity	104,404	124,611

	$131,836	$144,593

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Licenses	$8,776	$1,542	$9,671	$4,491
Software support and training	7	185	112	1,343
Services	46	205	79	720
Hardware	—	—	—	12

Total revenues	8,829	1,932	9,862	6,566

Cost of revenues:
Licenses	—	112	21	339
Software support and training	—	166	—	1,092
Services	—	954	819	4,433
Hardware	—	—	—	840

Total cost of revenues	—	1,232	840	6,704

Gross (loss) profit	8,829	700	9,022	(138)

Operating costs and expenses:
Research and development	1,300	9,959	9,525	28,696
Sales and marketing	267	3,993	1,197	17,264
General and administrative	3,364	4,237	13,751	11,595
Bad debt expense	—	42	(721)	1,705
Purchase of in-process research and development	—	567	—	567
Amortization of goodwill and other intangible assets	—	259	—	4,815
Impairment of long lived assets	—	—	642	31,086
Restructuring	236	540	8,391	1,710

Total operating costs and expenses	5,167	19,597	32,785	97,438
Income/(loss) from operations	3,662	(18,897)	(23,763)	(97,576)
Interest and other income, net	1,304	1,966	5,543	6,851
Loss on equity instruments	—	—	—	(2,996)

Net income/(loss) before provision for foreign taxes and cumulative effect of change in accounting principle	4,966	(16,931)	(18,220)	(93,721)
Provision for foreign taxes	—	—	(2,850)	—

Net income/(loss) before cumulative effect of change in accounting principle	4,966	(16,931)	(21,070)	(93,721)
Cumulative effect of change in accounting principle	—	—	(2,064)	—

Net income/(loss)	$4,966	$(16,931)	$(23,134)	$(93,721)

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS—(Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic net income/(loss) per share:
Net income/(loss) before cumulative effect of change in accounting principle	$0.05	$(0.18)	$(0.22)	$(1.01)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Net income/(loss)	$0.05	$(0.18)	$(0.24)	$(1.01)

Shares used in computing basic net income/(loss) per share	97,470	93,981	96,542	92,825

Diluted net income/(loss) per share:
Net income/(loss) before cumulative effect of change in accounting principle	$0.05	$(0.18)	$(0.22)	$(1.01)
Cumulative effect of change in accounting principle	—	—	(0.22)	—

Net income/(loss)	$0.05	$(0.18)	$(0.24)	$(1.01)

Shares used in computing diluted net income/(loss) per share	104,789	93,981	96,542	92,825

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(23,134)	$(93,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	2,064	—
Stock based compensation	104	138
Depreciation and amortization	2,402	8,039
Amortization of deferred stock compensation	614	1,794
Impairment of long-lived assets	642	31,086
Gain on sale of short- and long-term investments	(191)	(194)
Purchased in-process research and development	—	567
Loss on equity investments	—	2,996
Non-cash restructuring charge	2,481	—
Changes in operating assets and liabilities:
Accounts receivable	353	2,676
Other current assets	1,031	1,124
Accounts payable	(144)	(1,372)
Accrued compensation	(843)	538
Accrued professional fees	(955)	—
Other accrued liabilities	(1,172)	(1,310)
Deferred revenue	15,697	(3,448)
Accrued restructuring	(4,828)	—

Net cash used in operating activities	(5,879)	(51,087)

Investing activities
Capital expenditures	(586)	(4,230)
Proceeds from sale of equipment	229	—
Business acquisition, net of cash acquired	—	(457)
Purchase short-term investments	(95,837)	(34,342)
Sales and maturities of short-term investments	106,389	76,380
Purchases of long-term investments	—	(55,484)
Sales and maturities of long-term investments	—	44,259
Other noncurrent assets, net	731	(177)

Net cash provided by investing activities	10,926	25,949

Financing activities
Proceeds from issuance of common stock, net	—	20,145
Proceeds from exercise of stock options and warrants	2,566	1,036
Proceeds from purchases under employee stock purchase plans	30	365

Net cash provided by financing activities	2,596	21,546
Net increase in cash and cash equivalents	7,643	(3,592)
Cash and cash equivalents at beginning of period	56,643	23,811

Cash and cash equivalents at end of period	$64,286	$20,219

See accompanying notes.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.     FINANCIAL INFORMATION

1.     ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared by InterTrust Technologies Corporation. (“InterTrust” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals and non-recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Non-recurring adjustments included $236,000, $6.2 million and $1.9 million for restructuring charges recorded during the three month periods ended September 30, 2002, June 30, 2002 and March 31, 2002, respectively, and $2.1 million for a cumulative effect of change in accounting principle to record the impairment of goodwill during the nine months ended September 30, 2002. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted net income/(loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive common equivalent shares, including unvested restricted common stock, stock options and warrants, using the treasury stock method. The following table presents the basic and diluted net income/(loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income/(loss) per share:
Numerator
Net income/(loss) before cumulative effect of change in accounting principle	$4,966	$(16,931)	$(21,070)	$(93,721)
Cumulative effect of change in accounting principle	—	—	(2,064)	—

Net income/(loss)	$4,966	$(16,931)	$(23,134)	$(93,721)

Basic net income/(loss) per share:
Denominator
Weighted average shares of common stock outstanding	$97,470	$94,712	$96,542	$93,475
Less weighted average shares subject to repurchase	—	(731)	—	(650)

Weighted average shares of common stock outstanding used in computing basic net income/(loss) per share	$97,470	$93,981	$96,542	$92,825

Net income/(loss) per share:
Net income/(loss) before cumulative effect of change in accounting principle	$0.05	$(0.18)	$(0.22)	$(1.01)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Net income/(loss)	$0.05	$(0.18)	$(0.24)	$(1.01)

Diluted net income/(loss) per share:
Denominator
Weighted average shares of common stock outstanding	$104,789	$94,712	$96,542	$93,475
Less weighted average shares subject to repurchase	—	(731)	—	(650)

Weighted average shares of common stock outstanding used in computing diluted net income/(loss) per share	$104,789	$93,981	$96,542	$92,825

Net income/(loss) per share:
Net income/(loss) before cumulative effect of change in accounting principle	$0.05	$(0.18)	$(0.22)	$(1.01)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Net income/(loss)	$0.05	$(0.18)	$(0.24)	$(1.01)

InterTrust excluded all outstanding warrants and stock options from the calculation of diluted net loss per share for three months ended September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001 because all such securities are antidilutive for these periods. The total number of weighted average shares excluded from the calculations of diluted net loss per share was 3,705,000 for the three months ended

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2001, and 14,090,000 and 6,163,000 for the nine months ended September 30, 2002 and 2001, respectively. Warrants and stock options, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

On January 1, 2002, the Company adopted the provisions of Statement Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), and as a result, InterTrust ceased to amortize goodwill. In lieu of amortization, InterTrust was required to perform an initial impairment review of goodwill in 2002 and at least an annual impairment review thereafter.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The Company completed both steps of the transitional impairment test during the quarter ended June 30, 2002. The first step screens for impairment, and the Company determined that on January 1, 2002 the net book value of the Company was greater than the fair value of the Company, based on the Company’s quoted market value on January 1, 2002. As a result, the Company was required to complete the second step of the process, which measures the amount of the impairment.

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

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to prior periods is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net income/(loss)	$4,966	$(16,931)	$(23,134)	$(93,721)
Goodwill amortization	—	259	—	4,815

Adjusted net loss	$4,966	$(16,672)	$(23,134)	$(88,906)

Basic net income/(loss) per share:
Reported net income/(loss) per share	$0.05	$(0.18)	$(0.24)	$(1.01)
Goodwill amortization	—	—	—	0.05

Adjusted basic net income/(loss) per share	$0.05	$(0.18)	$(0.24)	$(0.96)

Diluted net income/(loss) per share:
Reported net income/(loss) per share	$0.05	$(0.18)	$(0.24)	$(1.01)
Goodwill amortization	—	—	—	0.05

Adjusted diluted net income/(loss) per share	$0.05	$(0.18)	$(0.24)	$(0.96)

	Year Ended December 31,
	2001	2000	1999
Net loss as reported	$(115,458)	$(55,641)	$(28,605)
Goodwill amortization	(5,389)	(3,004)	—

Adjusted net loss	$(110,069)	$(52,637)	$(28,605)

Adjusted net loss per share	$(1.18)	$(0.63)	$(0.71)

As of September 30, 2002, the Company’s intangible assets consist entirely of outside patent costs, which are being amortized over the life of the patents, generally seventeen years.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. InterTrust will adopt SFAS No. 145 beginning in our fiscal year 2003. InterTrust does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. InterTrust does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

2.    RESTRUCTURING

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

Due to this workforce reduction and in an effort to reduce its operating expenses, InterTrust approved a plan to reduce its facilities. The plan included vacating five facilities, four of which were vacated by December 31, 2001. The remaining facility was vacated in April 2002. InterTrust recorded a restructuring charge for excess facilities of $5.0 million in the quarter ended December 31, 2001, which represents the remaining lease obligations for these facilities, net of anticipated sublease income. During the first quarter of 2002, InterTrust agreed to buyout the remaining lease obligation related to one of the Company’s Santa Clara facilities for $2.4 million, which was paid in March 2002. The remaining leases included in the fourth quarter 2001 restructuring plan were bought out during June 2002. During the quarter ended June 30, 2002 InterTrust recorded an additional charge of $594,000 as an adjustment to the restructuring charge related to these leases.

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

The Company had occupied the 11th and 12th floors of a building in Portland, Oregon as office space. Due to this workforce reduction and in a further effort to reduce its operating expenses, InterTrust approved a plan to vacate the 11th floor of the Portland office. InterTrust negotiated a buyout of the remaining lease obligation in

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 2002 of the 11th and the 12th floors for $350,000 plus broker costs. The 12th floor, the only other floor occupied, was vacated in September 2001 and included in the December 31, 2001 restructuring accrual. The Company no longer has office space in Portland.

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

Due to the employee terminations and the shift in the focus of the Company, InterTrust also identified excess assets that had no future alternative use. These excess assets include computer equipment, furniture and fixtures, software, and prepaid licenses related to the old software products, which we have no requirement to support and are not being deployed commercially. Excess assets will be sold to secondary market buyers or scrapped. InterTrust recorded a non-recurring charge for excess assets of $2.6 million in the quarter ended June 30, 2002.

During the quarter ended September 30, 2002 InterTrust recorded an additional $236,000 related to the second quarter 2002 restructuring program. These charges related primarily to health care benefits and additional severance paid to the employees terminated during the second quarter.

A summary of restructuring and other charges during the quarter ended September 30, 2002 and the six months ended June 30, 2002 are outlined as follows (in thousands):

Fourth Quarter 2001 Restructuring Program	Accrued Balance at December 31, 2001	Additions	Adjustments	Expenditures		Accrued Balance at June 30, 2002	Additions	Expenditures		Accrued Balance at September 30, 2002
				Cash	Non-Cash			Cash	Non-Cash
Severance	$168	—	—	(168)		—	—	—	—	—
Vacated Facilities Costs	4,929	594	—	(5,513)		10	—	(10)	—	—
Asset Impairment	—	—	(110)		110	—	—	—	—	—

Total	$5,097	594	(110)	(5,681)	110	10	—	(10)	—	—

Fourth Quarter 2002 Restructuring Program	Accrued Balance at December 31, 2001	Additions	Adjustments	Expenditures		Accrued Balance at June 30, 2002	Additions	Expenditures		Accrued Balance at September 30, 2002
				Cash	Non-Cash			Cash	Non-Cash
Severance	$—	2,013	—	(2,013)	—	—	—	—	—	—
Vacated Facilities Costs	—	203	—	(203)	—	—	—	—	—	—

Total	$—	2,216	—	(2,216)	—	—	—	—	—	—

Second Quarter 2002 Restructuring Program	Accrued Balance at December 31, 2001	Additions	Adjustments	Expenditures		Accrued Balance at June 30, 2002	Additions	Expenditures		Accrued Balance at September 30, 2002
				Cash	Non-Cash			Cash	Non-Cash
Severance	$—	2,864	—	(2,654)	—	210	206	(177)	—	239
Asset Impairment	—	2,591	—	—	(2,591)	—	30	—	—	30

Total	$—	5,455	—	(2,654)	(2,591)	210	236	(177)	—	269

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

4.    DEFERRED REVENUE

The Company completed its first patent license under its narrowed business focus with Sony Corporation in May 2002 and received an upfront license fee of $28.5 million, less Japanese withholding taxes of 10%, in June 2002. The license agreement provides that if Sony, or a company with which Sony has a patent cross-license agreement of a scope specified in the Sony agreement, acquires InterTrust in a manner set forth in the Sony agreement within six months from the license date, the agreement will terminate and $20 million of the upfront fee will be refunded. As a result InterTrust determined that $20 million of the license fee should be deferred until November 20, 2002, the date that the six-month period lapses. Subsequent to the execution of the patent license agreement, InterTrust began discussions with Sony regarding an additional license of its software. As these two agreements were being negotiated within a short period of time, InterTrust concluded that until it either executes the additional software license agreement or terminates its discussions with Sony regarding a software license agreement, the fees received from Sony under the patent license agreement would not meet the fixed or determinable fee criteria required for revenue recognition. Accordingly, the $8.5 million of revenue received from Sony that was not subject to any refund was recorded to deferred revenue as of June 30, 2002. During the quarter ended September 30, 2002 InterTrust and Sony agreed to a license arrangement with minimal consideration, and as of September 30, 2002 there were no discussions between the two parties regarding future licenses. Therefore, InterTrust recognized the $8.5 million in revenue during the quarter ended September 30, 2002.

Withholding taxes of $2.9 million were paid in full to the Japanese government as a result of the upfront license payment from Sony in the quarter ended June 30, 2002. If InterTrust is required to repay a portion of the upfront license payment to Sony, it is unlikely that the Japanese government will refund any of the taxes withheld. Therefore, the full amount of the taxes paid was expensed in the second quarter. The charge was recorded as a provision for foreign taxes.

Furthermore, in July 2002 InterTrust and BMG Entertainment Storage Media reached an agreement to mutually terminate a technology license. InterTrust received $250,000 and both parties were relieved of all further obligations under the terms of the termination agreement. Based on its revenue recognition policy, InterTrust recorded the $250,000 received and the remaining $301,000 balance in deferred revenue related to the technology agreement as other income during the quarter ended September 30, 2002.

The remaining $3.1 million balance in deferred revenue relates to previous Rights|System and Commerce licenses. InterTrust is amortizing the revenue based on the terms of the license agreements. If the licenses are terminated, the deferred revenue may be recognized as other income depending on the terms of the termination agreement.

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    OTHER COMPREHENSIVE INCOME (LOSS)

Total other comprehensive income (loss) was $66,000 and $175,000 for the three months ended September 30, 2002 and 2001, respectively, and $(387,000)and $612,000 for the nine months ended September 30, 2002 and 2001, respectively, and is comprised entirely of unrealized gains (losses) from marketable securities.

6.    STOCK OPTION EXCHANGE PROGRAM

On May 24, 2001, InterTrust announced a voluntary stock option exchange program for its employees. Under the program, the employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which would be at least six months and a day from the cancellation date of June 22, 2001. Options to purchase 2,763,497 shares were returned and cancelled. On January 2, 2002 InterTrust granted 2,229,214 shares to participating employees still employed by InterTrust at an exercise price of $1.22 per share. The exercise price of these new options was equal to the fair market value of InterTrust’s common stock on the date of grant. Such new options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the board of directors, officers and senior executives were not eligible to participate in this program.

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

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents, and infringement and invalidity contentions. A Markman hearing on a portion of the patent claims in dispute is scheduled for the second quarter of 2003, but this timing may be delayed.

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

Class Action Litigation

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and

INTERTRUST TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. In October 2002, the complaints against the individual current and former directors and officers were dismissed without prejudice. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 and May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. InterTrust believes that the allegations against it are without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

EquiServe

On December 17, 2001 and July 25, 2002 respectively, EquiServe Limited Partnership (“EquiServe”) and Citibank, N.A. (“Citibank”) sued InterTrust in the United States District Court for the Southern District of New York, thus bringing InterTrust (as a third-party defendant) into a pending case between plaintiff Fabrizio Caffarelli et al. and defendants Citibank and EquiServe. In the original case, the Caffarelli plaintiffs are seeking approximately $13 million in damages arising out of Citibank’s and EquiServe’s alleged two month delay in removing the restrictive legends from the Caffarelli plaintiff’s stock certificates. In the new case, EquiServe and Citibank have alleged that InterTrust negligently failed to timely deliver an opinion of counsel letter to EquiServe that was necessary for EquiServe to remove the restrictive legends from the Caffarelli plaintiff’s stock certificates. As a result, EquiServe and Citibank have alleged that, to the extent EquiServe and Citibank are held liable for any damages to the Caffarelli plaintiffs in the original case, InterTrust is liable to EquiServe and Citibank for such damages. InterTrust has reviewed copies of the complaints and has conducted a preliminary factual analysis. Based on this review and analysis, InterTrust believes that there was no delay on InterTrust’s part in rendering the opinion of counsel letters. Accordingly, the Company believes that the allegations against it are without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

8.    Subsequent Events

The Company entered into a definitive merger agreement on November 13, 2002 pursuant to which Fidelio Merger Sub, Inc., a wholly owned subsidiary of Fidelio Acquisition Company, LLC, a company formed by Sony Corporation of America, Royal Philips Electronics, and certain other investors, will commence a tender offer to acquire all outstanding shares of the Company for $4.25 per share in cash. The Boards of Directors of the Company has approved the transaction and certain principal stockholders owning approximately 20% of the outstanding common stock of the Company have agreed to tender all of their shares into such tender offer. The tender offer is conditioned upon the tendering of shares representing a majority of the Company’s common stock determined on a fully diluted basis, the expiration of the applicable Hart-Scott-Rodino waiting period, and certain other customary conditions. The merger is conditioned upon shares being purchased in the tender offer, stockholder approval, if necessary, and certain other customary conditions. No assurances can be given that the transactions will be completed.

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

Overview

We develop and license intellectual property consisting of patents and reference technology for Digital Rights Management, or DRM, and trusted computing. We hold 26 United States patents and have approximately 85 patent applications pending worldwide. We believe our patent portfolio covers software and hardware techniques that can be implemented in a broad range of products that use DRM and trusted computing technology, including computer operating systems, digital media platforms, web services, and enterprise infrastructure. As of September 30, 2002 we had 38 employees focusing on developing, protecting, and licensing our intellectual property.

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

On May 9, 2002, we announced that we would narrow our business focus to licensing intellectual property and no longer license DRM products. On May 23, 2002 we announced the completion of our first patent license under this new strategy, a global agreement with Sony Corporation. The agreement allows Sony to use our patents in products and services that distribute consumer media content. Under the agreement, Sony paid us an initial licensing fee of $28.5 million, less 10% Japanese withholding tax, in June 2002. In addition, we are entitled, under the agreement, to receive ongoing royalty fees with respect to future product-related services and content sales in the consumer media market that involve our patents related to DRM. We intend to license, as appropriate, our patent rights and technology to other customers who wish to develop products and services that employ DRM and trusted computing technologies.

On November 13, 2002 we entered into a definitive merger agreement pursuant to which Fidelio Merger Sub, Inc., a wholly owned subsidiary of Fidelio Acquisition Company, LLC, a company formed by Sony Corporation of America, Royal Philips Electronics, and certain other investors, will commence a tender offer to acquire all of our outstanding shares for $4.25 per share in cash. Our Board of Directors have approved the transaction and certain principal stockholders owning approximately 20% of our outstanding common stock have agreed to tender all of their shares into such tender offer. The tender offer is conditioned upon the tendering of shares representing a majority of our common stock determined on a fully diluted basis, the expiration of the applicable Hart-Scott-Rodino waiting period, and certain other customary conditions. The merger is conditioned upon shares being purchased in the tender offer, stockholder approval, if necessary, and certain other customary conditions. No assurances can be given that the transactions will be completed.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of our revenues to date have been generated from complex software licensing arrangements, which include elements such as software support, consulting services, clearinghouse services, rights to new releases and upgrades and other future obligations. These arrangements often require revenue recognition judgments particularly in the areas of delivery of specific product functionality and collectibility of license and other fees. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. The accounting for terminated license agreements also requires judgment to determine whether the deferred revenue balance as of the date of termination should be recorded to other income or recognized as revenue.

We completed our first patent license under our new strategy with Sony Corporation in May 2002 and received an upfront license fee of $28.5 million, less foreign withholding taxes of 10%, in June 2002. The license agreement provides that if Sony, or a company with which Sony has a patent cross-license agreement of a scope specified in the Sony agreement, acquires InterTrust in a manner set forth in the agreement within six months from the license date, the agreement will terminate and $20 million of the upfront fee will be refunded. As a result we determined that $20 million of the license fee should be deferred until November 20, 2002, the date that the six-month period lapses. Subsequent to the execution of the patent license agreement, we began discussions with Sony regarding a potential additional license of our software. As these two agreements were being negotiated within a short period of time, we concluded that until we either execute the additional software license agreement or terminate our discussions with Sony regarding such an agreement, the fees received from Sony under the patent license agreement did not meet the fixed or determinable fee criteria required for revenue recognition. Accordingly, the $8.5 million of revenue received from Sony that was not subject to any refund was deferred as of June 30, 2002. During the quarter ended September 30, 2002, we entered into a license with Sony Corporation for certain software tools and utilities we had developed. Sony paid us a nominal fee for this license. As this license was completed during the quarter ended September 30, 2002 and there were no further licensing discussions between the parties, the fixed or determinable fee criteria was met and the $8.5 million was recognized during the quarter ended September 30, 2002.

Estimating Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated reserves are determined based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts. At September 30, 2002, we had no accounts receivable and therefore no reserves.

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

On January 1, 2002, the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) became effective. In compliance with this new standard, pursuant to the transitional impairment test, we completed adoption of SFAS 142 during the quarter ended June 30, 2002. As a result, we recorded an impairment charge of $2.1 million as of January 1, 2002. This charge is shown as a cumulative effect of change in accounting principle on the statement of operations for the nine months ended September 30, 2002.

Accrued Restructuring Expenses

During the fiscal year ended December 31, 2001, and during the nine months ended September 30, 2002, we implemented plans to restructure the Company that were a combination of a reduction in workforce, consolidation of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We reduced the amount of the facilities restructuring charge by the estimated amount of sublease income when originally recorded. The assumptions we made are based on the current market conditions in the various areas we had vacant space. These market conditions could have fluctuated due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. We no longer occupy or have future obligations for any of the facilities included in our restructuring plans. If, in future periods, it is determined that we have over accrued for restructuring charges, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Results of Operations

Revenues

Total revenues increased to $8.8 million in the three months ended September 30, 2002 from approximately $1.9 million in the comparable period of 2001, and increased to approximately $9.9 million in the nine months ended September 30, 2002 from approximately $6.6 million in the comparable period of 2001.

License revenues were $8.8 million, or 99% of total revenues, for the three months ended September 30, 2002, as compared to $1.5 million, or 80% of total revenues, in the three months ended September 30, 2001, and primarily represent the recognition of deferred revenue related to the Sony agreement and amortization of deferred license fees. License revenues for the nine months ended September 30, 2002 were $9.7 million, up from $4.5 million for the nine months ended September 30, 2001. The increase for both the three and nine month periods was due to the $8.5 million revenue from the Sony license completed in May 2002. On May 9, 2002 we announced that we were shifting our strategic focus from selling software products to licensing our intellectual property. Licenses of our Commerce software generally required a payment of an initial license fee, and the fee was recognized on a subscription basis over the period of obligation if future upgrades and new releases were included in the license agreement. Upon termination of licenses, we cease amortization of the deferred revenue related to the license and recognize the remaining deferred revenue as revenue or other income depending upon the terms of the termination agreement.

Revenue from software support and training decreased to $7,000 in the three months ended September 30, 2002 from $185,000 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, support and training revenues were $112,000, down from $1.3 million in the nine months ended September 30, 2001. The decrease for both the three and nine month periods was due to the expiration of a number of customer support agreements during 2001 and 2002. We do not expect material software support and training revenue in the future due to our shift in strategy announced in May 2002.

Services revenues decreased to $46,000 for the three months ended September 30, 2002 from $205,000 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, services revenues were $79,000, down from $720,000 in the nine months ended September 30, 2001. Services revenue represents monthly service fees for TrustNet clearinghouse services, transaction royalties, consulting and system integration services. The decrease in services revenue was due to the discontinuation of TrustNet clearinghouse services and our move away from software licensing and related consulting projects. Due to our shift in strategy announced in May 2002, we do not expect material services revenue in the foreseeable future.

Cost of Revenues

Cost of license revenue consists primarily of the costs incurred to manufacture, package, and distribute our products, related documentation and the amortization of purchased technology. Cost of license revenue was zero during the three months ended September 30, 2002 and approximately $112,000 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of license revenue was $21,000, down from $339,000 in the nine months ended September 30, 2001. Due to our announced strategic focus on patent licensing, we do not expect to record any “cost of revenues” in future statements of operations.

Cost of software support and training consists primarily of the cost of personnel, travel related expenditures, and training materials. There were no software support and training costs for the three months ended September 30, 2002 compared to $166,000 for the three ended September 30, 2001, and there were no software support and training costs for the nine months ended September 30, 2002 compared to $1.1 million for the nine months ended September 30, 2001. The decrease in the cost of software support and training is due to our strategic move away from software licensing and the expiration of existing software support contracts.

Cost of services consists primarily of the outside services, personnel, and equipment to operate our clearinghouse, as well as personnel costs to provide professional and consulting services. Costs of services were zero for the three months ended September 30, 2002, and approximately $954,000 for the three months ended September 30, 2001. Costs of services were approximately $819,000 for the nine months ended September 30, 2002, and approximately $4.4 million for the nine months ended September 30, 2001. This decrease is primarily attributable to the termination of our TrustNet Clearinghouse and consulting services and related decreases in headcount. We do not expect any costs of services in the foreseeable future.

Cost of hardware was zero for the three months ended September 30, 2002, for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 and $840,000 for the nine months ended September 30, 2001. The costs in 2001 were related to the purchase of chips from a third party and the cost of customization of and transport of such chips. We ceased customizing and selling chips during 2001, and do not expect to incur costs related to chips in future periods.

Research and Development

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, and the cost of software used in research and development. Research and development expenses are expensed to operations as incurred. Research and development expenses were approximately $1.3 million for the three months ended September 30, 2002 and approximately $10.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, research and development expenses were $9.5 million, compared with $28.7 million for the nine months ended September 30, 2001. The decrease was primarily attributable to decreases in personnel costs, facilities costs, and consultant services in both research and development.

Sales and Marketing

Sales and marketing expenses consist of salaries and related expenses for personnel engaged in sales and marketing, public relations expenses, and other marketing expenses. Sales and marketing expenses decreased to $267,000 from $4.0 million for the three months ended September 30, 2002 and 2001, respectively and to $1.2 million from $17.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is due to compensation cost reductions related to our headcount reductions, and also due to lower consulting expenses, facilities costs, promotional costs, and travel costs.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting, administrative personnel, professional service fees, and general corporate expenses. General and administrative expenses decreased to approximately $3.4 million for the three months ended September 30, 2002 from approximately $4.2 million for the three months ended September 30, 2001. The decrease for the three-month period is due primarily to lower personnel costs and decreased facility costs and other cost reductions due to previous restructurings.We also incurred approximately $1.0 million in outside litigation costs related to the Microsoft lawsuit during the three months ended September 30, 2002. For the nine months ended September 30, 2002, general and administrative expenses were $13.8 million compared with $11.6 million for the nine months ended September 30, 2001. The increase is primarily related to higher outside costs in connection with our litigation with Microsoft, which were approximately $3.7 million in the nine months ended September 30, 2002.

Bad Debt Expense

Bad debt expenses were zero for the three months ended September 30, 2002 compared to $42,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 bad debt expense was a credit of $721,000 as we collected previously written-off accounts receivable, compared to a charge of $1.7 million for the nine months ended September 30, 2001

Amortization of Goodwill and Other Intangible Assets

There was no amortization of goodwill and other intangible assets for the three and nine months ended September 30, 2002 compared to $259,000 and $4.8 million for the three and nine months ended September 30, 2001, respectively. The amortization of goodwill and other intangible assets in 2001 was related to business acquisitions in 2000 and 2001 and the amortization of capitalized patent costs. Beginning January 1, 2002, in accordance with SFAS 142, we no longer amortize purchased goodwill and indefinite-lived intangibles, but instead we will test for impairment at least annually. During the quarter ended June 30, 2002, we completed the adoption of SFAS 142. In compliance with the new standard, pursuant to the transitional impairment test we recorded a goodwill impairment charge of $2.1 million as of January 1, 2002. This charge is shown as a cumulative effect of change in accounting principle on the statement of operations for the nine months ended September 30, 2002. Amortization of outside patent costs was recorded as General and Administrative expenses.

Impairment of Goodwill and Other Intangible Assets

In October 1999 we acquired audio decoding and rendering technology, related assets, and received a license to video technology in exchange for 170,000 shares of our common stock and $100,000 in cash. The purchase price was valued at $1.4 million and was capitalized as purchased technology. We were amortizing the value of the technology acquired over its estimated useful life of four years on a straight-line basis.

During the quarter ended June 30, 2002, due to our decision to narrow our focus toward developing and licensing intellectual property, we determined that such technology value had been impaired. Therefore, the Company recorded an impairment charge of $642,000 during the quarter ended June 30, 2002.

Restructuring Costs

First Quarter 2002 Restructuring Program

On January 31, 2002, we approved a plan to further reduce our worldwide workforce. The reduction resulted in the decrease of 75 regular employees across all business functions and operating units. All employees were notified prior to March 31, 2002, and all employees had left InterTrust by June 30, 2002. During the first quarter of 2002, we recorded a restructuring charge of approximately $1.8 million relating to severance payments and fringe benefit expenses and recorded a $198,000 adjustment to increase the total charge during the second quarter of 2002.

We occupied the 11th and 12th floors of a building in Portland, Oregon as office space. Due to this workforce reduction and in an effort to further reduce our operating expenses, we approved a plan to vacate the 11th floor of the Portland office. We negotiated a buyout of the remaining lease obligation in April 2002 of the 11th and the 12th floors for $350,000 plus broker costs, and recorded a $203,000 charge during the first quarter of 2002. We no longer have office space in Portland.

Due to these reductions, we expect to save approximately $9.0 million annually in salary and facility related expenses pursuant to our first quarter restructuring program.

Second Quarter 2002 Restructuring Program

On May 9, 2002 we announced we had approved a plan to further reduce our worldwide workforce and shift our focus to developing and licensing intellectual property for DRM and trusted computing. In connection with this shift in business focus the Company ceased marketing and development of software products and associated services. The plan resulted in the decrease of 71 regular employees across all business functions and locations. All employees were terminated prior to June 30, 2002. During the second quarter of 2002, we recorded a restructuring charge of approximately $2.9 million relating to severance payments and fringe benefit expenses.

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

During the quarter ended September 30, 2002, we recorded an additional restructuring charge of $236,000 relating to severance payments and fringe benefit expenses for terminated employees and lease termination costs.

Due to these reductions, we expect to save approximately $10.0 million annually in salary and asset related expenses pursuant to our second quarter restructuring program.

Interest and Other Income, net

Interest and other income primarily consists of interest earned on cash, cash equivalents, and short-term investments and cancellation fees resulting from terminated licenses. Interest and other income decreased to $1.3 million during the three months ended September 30, 2002 from $2.0 million in the comparable period in 2001, and decreased to $5.5 million during the three months ended September 30, 2002 from $6.9 million in the comparable period in 2001. During the three months ended September 30, 2002 we recorded $551,000 of other income related to the termination of a Commerce license with a licensee. Of this amount, $301,000 was previously recorded as deferred revenue and the other $250,000 represents termination fees received during the quarter ended September 30, 2002. Interest income decreased due to lower cash and investment balances in the current period and lower interest rates on securities.

Provision for Foreign Taxes

Withholding taxes of $2.9 million were paid in full to the Japanese government as a result of the upfront license payment from Sony in the quarter ended June 30, 2002. If we are required to repay a portion of the upfront license payment to Sony, it is unlikely that the Japanese government will refund any of the taxes withheld. Therefore, the full amount of the taxes paid was expensed in the quarter paid.

Liquidity and Capital Resources

Cash, cash equivalents and marketable and restricted investments totaled $124.9 million at September 30, 2002, a decrease of $2.7 million from December 31, 2001. Cash (exclusive of marketable and restricted investments) increased to $64.3 million from $56.6 million at December 31, 2001, an increase of $7.7 million.

Net cash used in operating activities totaled $5.9 million in the nine months ended September 30, 2002. The net loss of $23.1 million was partially offset by an increase in deferred revenue of $15.7 million, various non-cash charges such as depreciation and amortization of property and equipment of $2.4 million, stock related compensation of $718,000, non-cash restructuring charges of $2.5 million and the cumulative effect of a change in accounting principle of $2.1 million. Cash used in operating activities also reflects the payment of restructuring liabilities of $4.9 million and accrued liabilities of $1.2 million.

Net cash provided by investing activities totaled $10.9 million in the nine months ended September 30, 2002. The primary sources were net investment activity of $10.5 million, proceeds from the sale of excess equipment of $229,000 and a reduction in other non-current assets of $731,000. The reduction in non-current assets is mainly the result of returned deposits from lease terminations and other settled obligations. The primary use of cash was capital expenditures, principally computer equipment, totaling $586,000.

Net cash provided by financing activities was $2.6 million in the nine months ended September 30, 2002, primarily generated from the exercise of employee stock options.

At September 30, 2002, our principal source of liquidity was $124.9 million in cash and cash equivalents and marketable investments. Our existing cash and cash equivalents and marketable and restricted investments may decline during the remainder of 2002 due to projected cash expenses. However, we believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive and new equity securities could have rights senior to those of existing holders of our common stock. If we need to raise funds and cannot do so on acceptable terms, we may not be able to respond to competitive pressures, meet capital requirements, or take advantage of future business opportunities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

Our business focus of licensing intellectual property is unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

Our business focus of licensing our intellectual property is unproven and evolving and may not generate sufficient revenue for us to be successful. The volume of products and services distributed using DRM and trusted computing technology has been and may continue to be small, which may affect our ability to license our intellectual property. We discontinued marketing our Commerce and, more recently, Rights|System product suites due to lack of demand. Therefore, our future revenue and the success of our business depends entirely upon our ability to license our intellectual property consisting of patents and reference technology.

On May 23, 2002, we announced completion of our first license under our narrowed business focus—a global patent licensing agreement with Sony Corporation. We have not completed any other licenses, making it difficult to predict whether we will succeed in completing any further patent licenses, and if we are successful, the amount of revenue we will generate and when we will be able to recognize revenue from these licenses.

We need to license our intellectual property to a sufficient number of companies to sustain and grow our business.

We will not generate sufficient revenue to grow our business unless we license our intellectual property to a sufficient number of companies. At September 30, 2002 we had completed only one patent license, and may not in the future be able to attract a sufficient number of additional companies to license our intellectual property. Our ability to attract new licensees will depend on a variety of factors, including the following:

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

The process of licensing our intellectual property, which is essential to our success, is long and complex. As we have completed only one patent license, we do not know the length of the future sales cycle relating to licensing our intellectual property. As a result we cannot predict when any further intellectual property licenses will be completed, if at all. Initial license fees could be delayed or not realized, and our future revenue and operating results could be impaired. Before committing to license our patents or technology, our potential licensees are likely to consider a wide range of issues including the strength of our patent portfolio, potential outcomes of the Microsoft litigation and price.

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

We have a history of losses.

Our failure to increase revenues significantly would seriously harm our business. We no longer license our Commerce software or our Rights|System products. We intend to derive our revenues from licenses of our intellectual property, consisting of patents and reference technology. To date, we have not completed any reference technology licenses and we have only completed one patent license under our narrowed focus. We have experienced operating losses in each quarterly and annual period since inception, except the quarter ending of 2002. Although we were profitable for the quarter ending September 30, 2002, we will incur losses in future periods if we do not complete additional licenses of our patents and technology. We incurred net losses of $13.6 million and $14.5 million for the quarters ended June 30 and March 31, 2002, respectively, $115.5 for the year ended December 31, 2001, $55.6 million for the year ended December 31, 2000 and $28.6 million for the year ended December 31, 1999. We expect to incur significant expenses related to the patent litigation against Microsoft and we may incur significant expenses related to other litigation. As a result of these expenses, we must continue to enter into licensing transactions to increase our revenues in order to avoid incurring additional losses in the future.

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

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and our management’s attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents, and infringement and invalidity contentions. A Markman hearing on a portion of the patent claims under dispute is scheduled for the second quarter of 2003, but this timing may be delayed.

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

DRM and trusted computing are emerging fields in which our competitors and other parties may obtain patents or other proprietary rights that would prevent, limit or interfere with our and our licensees’ ability to make, use, or sell products. Furthermore, companies are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Our licensees and we could incur substantial costs to defend or settle any litigation, and intellectual property litigation could force us to do one or more of the following:

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

Any failure to manage the size of our organization effectively could seriously harm our business and operating results. As of September 30, 2002, our headcount was reduced to 38 full-time employees. Our headcount had been reduced from a high of 358 in February 2001 and from approximately 116 as of March 31, 2002. These reductions in our workforce may negatively affect morale and result in key employees leaving.

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

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our investments in marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. At September 30, 2002 and December 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by two large institutions in the United States.

Item 4.    Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of September 30, 2002 the Company’s disclosure controls and procedures were adequate and effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

The legal proceedings are in the early stages and while the litigation is pending, significant financial resources and management attention will be diverted for this purpose. Discovery has started in the case and the parties have exchanged documents, and infringement and invalidity contentions. A Markman hearing on a portion of the patent claims under dispute is scheduled for the second quarter of 2003, but this timing may be delayed.

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

Class Action Litigation

Between May 17, 2001 and June 7, 2001, ten complaints were filed in the United States District Court for the Southern District of New York naming InterTrust, certain of its current and former directors and officers, and the members of the underwriting syndicate involved in InterTrust’s initial public offering and/or secondary public offering as defendants in multiple class action lawsuits. In October 2002, the complaints against the individual current and former directors and officers were dismissed without prejudice. The lawsuits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of InterTrust between October 26, 1999 and May 16, 2001. The complaints allege, among other things, that InterTrust and the other defendants named in the complaints violated the federal securities laws by issuing and selling InterTrust common stock in our initial public offering in October 1999 and our secondary public offering in April 2000 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. InterTrust believes that the allegations against it are wholly without merit. However, there is no assurance that InterTrust will be successful in the defense of this lawsuit, and an unfavorable result could have an adverse affect on InterTrust’s financial position, results of operations, or cash flows.

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

Item 2.    Changes in Securities and Use of Proceeds.

(a)  Changes in Securities.

None.

(b)  Use of Proceeds.

On April 12, 2000, we completed a public offering in which we sold 2,645,000 shares of common stock at $35 per share pursuant to a Registration Statement on Form S-1 (File No. 333-32484) that was declared effective on April 6, 2000. In addition, we sold 175,244 shares of common stock at $35 per share in connection with the exercise of the underwriters’ over-allotment option. The total aggregate proceeds from these transactions were $98.7 million. Underwriters’ discounts and other related costs were approximately $6.4 million resulting in net proceeds $92.3 million.

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

The net proceeds were used for working capital and general corporate purposes. The remaining proceeds were predominantly held in cash, cash equivalents and marketable securities at September 30, 2002.

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
Gregory S. Wood
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2002

Certifications

I, David Lockwood, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of InterTrust Technologies Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    DAVID LOCKWOOD

David Lockwood
Chief Executive Officer and President

I, Greg Wood, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of InterTrust Technologies Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    GREG WOOD

Greg Wood
Chief Financial Officer